Form 10-Q
period 1994-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1994-05-13
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

            		       WASHINGTON, DC 20549

             	       ____________________

                   			    FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
       	     the Securities and Exchange Act of 1934
                  			____________________

For the Quarter ended                        Commission File Number
   March 31, 1994                                   0-14903


              		 Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization                Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code (513) 576-4500



     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No    .
                                   					       ---        ---

     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of May 1, 1994 is
3,415,196.

              		      BALDWIN PIANO & ORGAN COMPANY

                           				  INDEX




PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
       	 March 31, 1994 and December 31, 1993 .................

     Condensed Consolidated Statements of Earnings
       	 for the three months ended
       	 March 31, 1994 and 1993 ..............................

     Condensed Consolidated Statements of Cash Flows
       	 for the three months ended
       	 March 31, 1994 and 1993 ..............................

     Notes to Condensed Consolidated Financial
       	 Statements, March 31, 1994 ...........................

   Item 2.  Management's Discussion and Analysis of Financial
       	       Condition and Results of Operations ............


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings .................................

   Item 2.  Changes in Securities .............................

   Item 3.  Defaults upon Senior Securities ...................

   Item 4.  Submission of Matters to a Vote
       	       of Security Holders ............................

   Item 5.  Other Information .................................

   Item 6.  Exhibits and Reports on Form 8-K ..................

            		BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            		    CONDENSED CONSOLIDATED BALANCE SHEETS
            		    March 31, 1994 and December 31, 1993
ASSETS                                         March 31,   December 31,
                                          						    1994           1993
                                    				     -----------   ------------
Current assets:
   Cash .................................    $   590,258    $ 1,203,199
   Receivables, net .....................     11,079,483     10,162,811
   Inventories ..........................     49,782,749     45,077,365
   Other current assets .................      5,873,753      6,461,892
                                   					     -----------    -----------
       	 Total current assets ...........     67,326,243     62,905,267
					                                        -----------    -----------
Installment receivables,
   less current portion .................      7,490,000      6,920,000
Property, plant and equipment, net ......     13,610,371     13,664,099
Deferred income taxes ...................        443,681        813,681
Other assets ............................      5,553,704      5,625,368
                                   					     -----------    -----------
       	 Total assets ...................    $94,423,999    $89,928,415
					                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....    $16,274,917    $11,299,100
   Other current liabilities ............     14,111,425     15,665,179
                                   					     -----------    -----------
       	 Total current liabilities ......     30,386,342     26,964,279
                                   					     -----------    -----------
Long-term debt, less current portion ....      5,000,000      4,384,464
Other liabilities .......................      8,523,602      8,687,949
                                     			     -----------    -----------
       	 Total liabilities ..............     43,909,944     40,036,692
					                                        -----------    -----------
Stockholders' equity:
   Common stock .........................         41,770         41,639
   Additional paid-in capital ...........     12,206,232     12,068,613
   Retained earnings ....................     44,677,485     43,972,787
                                   					     -----------    -----------
                                   					      56,925,487     56,083,039
   Less cost of treasury shares .........     (6,411,432)    (6,191,316)
                                   					     -----------    -----------
       	 Total stockholders' equity .....     50,514,055     49,891,723

					                                         __________    ___________
       	 Total liabilities and
       	 stockholders' equity ...........    $94,423,999    $89,928,415
				                                   	     ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

	           BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
     	      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
			                      Three months ended
                    		 March 31, 1994 and 1993
                                          						    1994           1993
                                   					     -----------    -----------
Net sales .................................  $25,571,900    $28,073,134
Cost of goods sold ........................   19,336,936     21,239,939
                                    				     -----------    -----------
      Gross profit ........................    6,234,964      6,833,195

Income on the sale of
   installment receivables ................    1,388,528      1,411,556
Interest income on installment receivables.      122,459        114,754
Other operating income, net ...............      776,444        874,222
                                   					     -----------    -----------
                                    				       8,522,395      9,233,727

Operating expenses:
   Selling, general and administrative ....    6,620,901      6,287,511
   Provision for doubtful accounts ........      335,306        472,239
                                   					     -----------    -----------
      Operating profit ....................    1,566,188      2,473,977

Interest expense ..........................      397,490        520,860
                                   					     -----------    -----------
      Earnings before income taxes and
       	cumulative effects of changes
       	in accounting principles ..........    1,168,698      1,953,117

Income taxes ..............................      464,000        736,000
                                    				     -----------    -----------
      Earnings before cumulative effects of
       	changes in accounting principles ..      704,698      1,217,117

Cumulative effect of changes in
   accounting for postretirement and
   postemployment benefits ................        --        (1,604,000)
                                   					     -----------    -----------
      Net earnings ........................  $   704,698    $  (386,883)
                                   					     ===========    ===========
Earnings per share:
      Before cumulative effects of
       	changes in accounting principles           $ .21          $ .36

      Cumulative effect of changes in
       	accounting for postretirement and
       	postemployment benefits                      --            (.47)
						                                             -----          -----
      Net earnings per share                       $ .21          $(.11)
                                          						   =====          =====
Average number of common shares outstanding    3,415,463      3,399,144
                                   					       =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

	            BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
      	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			                         Three months ended
                    			   March 31, 1994 and 1993

INCREASE (DECREASE) IN CASH                         1994           1993
- ---------------------------                  -----------    -----------
Net cash used in operating activities ...... $(5,050,799)   $(1,589,907)

Net cash used in investing activities ......    (542,786)      (230,750)

Cash flows from financing activities:
   Installment contract
      receivables written .................  (10,608,176)   (10,992,329)
   Installment receivables liquidated .....    1,375,364      1,284,445
   Proceeds from sale of
      installment receivables .............    8,704,469      9,566,421
   Borrowing under long-term debt              5,591,353      1,687,269
   Other ..................................      (82,366)         --
                                   					     -----------    -----------
       		Net cash provided by
           financing activities ...........    4,980,644      1,545,806
					                                        -----------    -----------
Net decrease in cash ......................     (612,941)      (274,851)
Cash at beginning of quarter ..............    1,203,199      1,037,372
                                   					     -----------    -----------
Cash at end of quarter ....................  $   590,258    $   762,521
                                   					     ===========    ===========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the quarter for:
   Interest ...............................  $   409,416    $   481,876
                                   					     ===========    ===========
   Income taxes ...........................  $   254,790    $ 1,739,210
                                   					     ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

     	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
     	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			                         March 31, 1994


(1)  BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
Annual Report and Form 10-K for the year ended December 31, 1993.

     The financial statements presented herewith reflect all adjustments
(consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended March 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

     Inventories consist of the following:
                                   					       March 31,   December 31,
                                          						    1994           1993
                                   					     -----------    -----------
FIFO cost:
   Raw material .........................    $11,160,805    $ 9,930,923
   Work-in-process ......................      6,478,573      7,081,883
   Finished goods .......................     40,658,621     36,149,809
                                    				     -----------    -----------
                                   					      58,297,999     53,162,615

Excess of FIFO cost
   over LIFO inventory value ............     (8,515,250)    (8,085,250)
                                   					     -----------    -----------
       	 Net inventories ................    $49,782,749    $45,077,365
					                                        ===========    ===========

      	       BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      The Company is contractually obligated to make health care benefits available to a certain group of retired employees. Also, the Company sponsors several postemployment plans for various groups of employees. These plans' provisions include severance benefits in which the employees' rights either vest or accumulate for each additional year of service performed. The Company funds these postretirement and postemployment benefits primarily on a pay-as-you-go basis.

      In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits other than Pensions;" and No. 112 (FAS 112), Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge was $1,604,000 or $.47 per share. Previously reported first quarter results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of post-retirement and postemployment benefits were recognized when incurred and were not material.

               		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1994 COMPARED TO 1993

Three Months ended March 31, 1994
     Compared to Three Months ended March 31, 1993

     Net sales for the three months ended March 31, 1994 decreased $2,501,000 or 9% over the comparable period in 1993. The components of this decrease in sales are as follows:

	       Piano                         $(3,524,000)
	       Organ                              42,000
	       Music product and
       		 furniture contracting         1,046,000
	       Electronic contracting              7,000
	       Clock                             (72,000)
	                            				     -----------
                            					     $(2,501,000)
                            					     ===========

     The decrease in piano sales is attributable to a 26% decrease in the number of units sold, partially offset by an 11% increase in the average unit selling price. In late 1993, Baldwin's piano sales to many of its wholesale dealers increased significantly because of dealer incentive programs and in anticipation of higher consumer demand. However, the severe weather in parts of the United States during the first quarter of 1994 did not allow the dealers to sell this merchandise and therefore adversely impacted Baldwin's ability to sell replacement pianos to them. The increase in the average unit selling price is largely due to higher sales of more expensive grand pianos and increased selling prices for vertical pianos.
The increase in organ sales is primarily related to higher sales of church organs partially offset by the continued decline in sales of home organs. The Company's sales of non-portable organs for home use has declined steadily during the last decade, reflecting a general decline in this market. Music product and furniture contracting sales increased due to higher sales of piano cases to another piano manufacturer for use outside the United States as well as increased furniture sales to principally two customers. Electronic contracting sales remained relatively constant. The decrease in clock sales results from lower units sales of grandfather clocks.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The first quarter 1994 gross profit is $430,000 less than the amount that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables for the first quarter of 1994 decreased $23,000 over the comparable period in 1993. This decrease is primarily the result of higher interest costs as a result of an interest rate modification agreement on $20,000,000. See "Liquidity and Capital Resources."

              		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     Other operating income for the first quarter of 1994 decreased $98,000 from the first quarter of 1993. This decline is primarily due to lower display fees on the Company's inventory consigned to its dealers.

     Selling, general and administrative expenses for the first quarter of 1994 increased $333,000 over the comparable period in 1993. This increase is primarily related to a new "factory direct" sales concept started during the first quarter of 1994 and currency exchange losses.

     The provision for doubtful accounts for the first quarter of 1994 declined $137,000 from the same period in 1993 due to continued reductions in losses experienced.

     Interest expense for the first quarter of 1994 decreased $123,000 from the comparable period in 1993, primarily due to reduced average borrowing. Borrowing was reduced primarily as a result of net earnings since March 1993.

     In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge amounted to $1,604,000 or $.47 per share. Previously reported first quarter results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of postretirement and postemployment benefits were recognized when incurred and were not material.

     Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 had no effect on the financial condition or results of operations of the Company. In the opinion of the management, no valuation allowance related to deferred tax assets was required at December 31, 1993. Based on the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of recorded deferred tax assets. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.


INFLATION, OPERATIONS AND INTEREST RATES

     The impact of inflation on manufacturing and operating costs can affect the Company's results. However, the Company has generally been able to offset the effects of inflation by price increases and operating efficien-cies.

             		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of materials into the environment. Although on several occasions the Company has been the subject of inquiries from government agencies and/or persons who may be held responsible for environmental liabilities relating to the sites in question, the Company has been made a party to actual proceedings on only one occasion to date. The Company's actual liability in such matter was not significant. The Company does not anticipate that any environmental matters currently known to the Company will result in additional proceedings against the Company or in any material liability.

     The Company and its subsidiaries' operating results are sensitive to changes in interest rates primarily because of fixed interest rates on installment receivables and floating interest rates on a substantial portion of indebtedness. Additionally, the buyer of the installment receivables is entitled to earn interest on the outstanding principal balance of the contracts based upon a floating interest rate provision.

     The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and interest rates on its new installment receivable contracts. The Company has an interest rate modification agreement which ensures, through October 1994, that with respect to $25,000,000, the Company will receive interest income to the extent the one-month commercial paper rate reported on the Federal Reserve statistical release H15(519), converted to a money market yield, exceeds 12%.

     In 1993, the annual rate of interest under the revolving line of credit (Revolver) was the prime lending rate plus 1/2%. Effective February 15, 1994, the annual rate of interest is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper.


LIQUIDITY AND CAPITAL RESOURCES

     The Company and its wholly-owned finance subsidiary (Finance) require significant working capital to support their operations. Working capital requirements fluctuate throughout the year.

     The Company ships musical instruments and clocks to its Baldwin dealer network on a consignment basis. Management believes the consignment program creates a competitive advantage for its dealers. Dealers are able to display a larger and more comprehensive product line than they may otherwise be able to without the Company's financial support. Also the consignment program is advantageous to the Company for income tax purposes, and management believes the consignment method minimizes losses from dealers.

              		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Because the Company finances inventory on consignment to Baldwin dealers, the Company's borrowing is higher than comparable companies not operating on the consignment basis. Management believes the advantages of the consignment program are greater than the risks associated with the higher leverage.

     In February 1994, the Company reduced the Revolver from $60,000,000 to $40,000,000 and extended the initial due date from December 31, 1994 to February 15, 1999. The Revolver is renewable for three consecutive one-year periods beyond February 15, 1999. Amounts outstanding under the Revolver are due one year after demand. However, the lender retains absolute discretion regarding further advances, even if no event of default then exists.

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At March 31, 1994, the Company had approximately $24,325,000 of additional borrowing available under the $40,000,000 Revolver.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at March 31, 1994, approximately $19,325,000 is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company has been in compliance with these covenants.

     In February 1994, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $72,000,000. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

     At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold.

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the life of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer, is remitted to Finance as a service fee. Finance's performance under this agreement is guaranteed by a third party lender for which Finance pays a fee of 1% of the

              		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


outstanding balance. In February 1994, Finance entered into a five year interest rate modification agreement on $20,000,000 whereby, Finance will receive interest income to the extent the floating rate retained by the buyer exceeds 6% or will pay interest expense to the extent the floating rate is less than 6%.

     Proceeds from sale of installment receivables amounted to $8,704,000 for the first quarter of 1994 compared to $9,566,000 for the same period of 1993. The decrease in the first quarter of 1994 compared to the same period of 1993 is largely the result of reduced sales volume during the first quarter of 1994.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectable. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance remains contingently liable on approximately $56,835,000 of installment receivables. Management believes an adequate allowance has been provided for any uncollectable receivables.

     Certain Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. Dealers can borrow money from the bank based upon the value of the inventory purchased from Wurlitzer, with the keyboard instruments pledged as collateral. The dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $2,200,000 of the outstanding dealer notes. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of the repurchase.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12,416,000 in dollar value. From the date the plan was adopted in November 1987 through May 3, 1994, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5,655,000 under the plan.

     Capital expenditures amounted to $543,000 in the first quarter of 1994 and $231,000 in the comparable period of 1993. At March 31, 1994, the Company had no significant outstanding capital commitments.

                    			PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in litigation arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

     No changes have been made to the instruments defining the right of the holders of the Company's common stock or to the rights of such stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is not in default nor has it defaulted on any indebtedness. The Company is not obligated to pay any dividends or other payment to any of its stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the first quarter of 1994.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       	  (a)  Exhibits

              		3.1 Certificate of Incorporation of the Company, as amended.*
              		3.2  By-Laws of the Company.*
       	       20.1  1994 First Quarter Report to Stockholders of the
		                   Company.



     *Incorporated by reference from the Company's Form S-1 Registration Statement No. 33-7251 as declared effective by the Commission on October 8, 1986.

     Index to Exhibits appears on sequentially numbered page 15.

       	  (b)  Reports on Form 8-K

       	       The Company filed no reports on Form 8-K during the first
	              quarter of 1994.

                      			       SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            				   BALDWIN PIANO & ORGAN COMPANY

DATE:      May 9, 1994             BY:         R. S. HARRISON
      ---------------------            -----------------------------------
                            				       R. S. Harrison, President
                            				       and Chief Executive Officer



DATE:      May 9, 1994             BY:          CHARLES R. JUENGLING
      ---------------------            ------------------------------------
                            				       Charles R. Juengling, Vice President
                            				       (Chief Financial Officer and
                                   					Chief Accounting Officer)

                     			    INDEX TO EXHIBITS



Exhibit Number                  Exhibit
- --------------                  -------
      3.1           Certificate of Incorporation
              		    of the Company, as amended.                  *

      3.2           By-Laws of the Company.                      *

     20.1           1994 First Quarter Report to
              		    Stockholders of the Company.





     *Incorporated by reference from the Company's Form S-1 Registration Statement No. 33-7251 as declared effective by the Commission on October 8, 1986.