Form 10-Q
period 1994-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1994-08-12
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                      ____________________

                            FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                      ____________________

For the Quarter ended                        Commission File Number
   June 30, 1994                                    0-14903


                  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
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

     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of August 1, 1994 is 3,415,196.

                       BALDWIN PIANO & ORGAN COMPANY

                                   INDEX


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
         June 30, 1994 and December 31, 1993

     Condensed Consolidated Statements of Earnings for the three months and six months ended
         June 30, 1994 and 1993

     Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1994 and 1993

     Notes to Condensed Consolidated Financial
         Statements, June 30, 1994

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a Vote
               of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 1994 and December 31, 1993
                                                 June 30,   December 31,
ASSETS                                              1994           1993
                                             -----------   ------------
Current assets:
   Cash .................................    $   491,204    $ 1,203,199
   Receivables, net .....................     10,396,481     10,162,811
   Inventories ..........................     54,391,044     45,077,365
   Other current assets .................      5,690,449      6,461,892
                                             -----------    -----------
         Total current assets ...........     70,969,178     62,905,267
                                             -----------    -----------
Installment receivables,
   less current portion .................      7,357,000      6,920,000
Property, plant and equipment, net ......     13,753,836     13,664,099
Deferred income taxes ...................        443,681        813,681
Other assets ............................      5,473,552      5,625,368
                                             -----------    -----------
         Total assets ...................    $97,997,247    $89,928,415
                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....    $19,981,089    $11,299,100
   Income taxes payable .................      1,540,259      2,513,358
   Other current liabilities ............     12,037,279     13,151,821
                                             -----------    -----------
         Total current liabilities ......     33,558,627     26,964,279
                                             -----------    -----------
Long-term debt, less current portion ....      5,000,000      4,384,464
Other liabilities .......................      8,251,118      8,687,949
                                             -----------    -----------
         Total liabilities ..............     46,809,745     40,036,692
                                             -----------    -----------
Stockholders' equity:
   Common stock .........................         41,770         41,639
   Additional paid-in capital ...........     12,206,232     12,068,613
   Retained earnings ....................     45,350,932     43,972,787
                                             -----------    -----------
                                              57,598,934     56,083,039
   Less cost of treasury shares .........     (6,411,432)    (6,191,316)
                                             -----------    -----------
         Total stockholders' equity .....     51,187,502     49,891,723
                                             ___________    ___________
         Total liabilities and
         stockholders' equity ...........    $97,997,247    $89,928,415
                                             ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

               BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               _______________

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              Three Months Ended      Six Months Ended
                                   June 30,                 June 30,
                           -----------------------  -----------------------
                               1994        1993         1994        1993
                           -----------------------  -----------------------
Net sales ...............  $28,075,659 $26,776,075  $53,647,559 $54,849,209
Cost of goods sold ......   21,386,644  20,261,324   40,723,580  41,501,263
                           ----------- -----------  ----------- -----------
      Gross profit ......    6,689,015   6,514,751   12,923,979  13,347,946

Income on the sale of
  installment receivables    1,252,761   1,444,759    2,641,289   2,856,315
Interest income on
  installment receivables      148,805     116,031      271,264     230,785
Other income, net .......      748,745   1,135,995    1,525,189   2,010,217
                           ----------- -----------  ----------- -----------
                             8,839,326   9,211,536   17,361,721  18,445,263

Operating expenses:
  Selling, general
  and administrative ....    6,958,665   6,374,501   13,579,566  12,662,012
  Provision for
    doubtful accounts ...      325,138     446,022      660,444     918,261
                           ----------- -----------  ----------- -----------
      Operating profit ..    1,555,523   2,391,013    3,121,711   4,864,990

Interest expense ........      462,076     584,019      859,566   1,104,879
                           ----------- -----------  ----------- -----------
  Earnings before income
  taxes and cumulative
  effects of changes(1)..    1,093,447   1,806,994    2,262,145   3,760,111

Income taxes ............      420,000     657,000      884,000   1,393,000
                           ----------- -----------  ----------- -----------
  Earnings before
  cumulative effects
  of changes(1) .........      673,447   1,149,994    1,378,145   2,367,111

Cumulative effect of
  changes(1) ............        --          --           --     (1,604,000)
                           ----------- -----------  ----------- -----------
      Net earnings ......  $   673,447 $ 1,149,994  $ 1,378,145 $   763,111
                           =========== ===========  =========== ===========

Earnings per share:
  Before cumulative
  effects of changes(1)..         $.20        $.34         $.40        $.70

  Cumulative effect
  of changes(1) .........          --          --           --         (.47)
                                  ----        ----         ----        ----
  Net earnings per share          $.20        $.34         $.40        $.23
                                  ====        ====         ====        ====
Average number of common
shares outstanding           3,415,196   3,405,078    3,415,329   3,402,127
                             =========   =========    =========   =========
<F1>
(1) Changes in accounting for postretirement and postemployment benefits.

See accompanying Notes to Condensed Consolidated Financial Statements

               BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               ______________

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Six months ended
                           June 30, 1994 and 1993

INCREASE (DECREASE) IN CASH                              1994           1993
- - ---------------------------                       -----------    -----------
Net cash used in operating activities .......     $(8,139,813)   $(1,719,484)

Net cash used in investing activities .......      (1,282,995)    (1,000,691)

Cash flows from financing activities:
   Installment contract
      receivables written ...................     (22,194,998)   (21,470,455)
   Installment receivables liquidated .......       2,666,163      2,529,760
   Proceeds from sale of
      installment receivables ...............      19,024,489     18,931,804
   Borrowing under long-term debt, net ......       9,297,525      2,218,076
   Other ....................................         (82,366)       159,638
                                                  -----------    -----------
      Net cash provided by
        financing activities ................       8,710,813      2,368,823
                                                  -----------    -----------
Net decrease in cash ........................        (711,995)      (351,352)
Cash at beginning of period .................       1,203,199      1,037,372
                                                  -----------    -----------
Cash at end of period .......................     $   491,204    $   686,020
                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the period for:
   Interest .................................     $   794,710    $   980,625
                                                  ===========    ===========
   Income taxes .............................     $ 1,500,709    $ 3,391,859
                                                  ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994


(1)  BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regula-tions of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not mislead-ing. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1993.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

     Inventories consist of the following:
                                                 June 30,   December 31,
                                                    1994           1993
                                             -----------    -----------
FIFO cost:
   Raw material .........................    $12,222,000    $ 9,930,923
   Work-in-process ......................      6,870,433      7,081,883
   Finished goods .......................     44,283,861     36,149,809
                                             -----------    -----------
                                              63,376,294     53,162,615

Excess of FIFO cost
   over LIFO inventory value ............     (8,985,250)    (8,085,250)
                                             -----------    -----------
         Net inventories ................    $54,391,044    $45,077,365
                                             ===========    ===========

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

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

      In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits other than Pensions;" and No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge was $1,604,000 or $.47 per share. Previously reported six months results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of post-retirement and postemployment benefits were recognized when incurred and were not material.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994
     COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1993

     Net sales for the three months ended June 30, 1994 increased $1,300,000 or 5% over the comparable period in 1993. The components of this increase in sales are as follows:

               Piano                         $ 1,743,000
               Organ                             (26,000)
               Music product and
                 furniture contracting         1,100,000
               Electronic contracting         (1,475,000)
               Clock                             (42,000)
                                             -----------
                                             $ 1,300,000
                                             ===========

     The increase in piano sales is attributable to a 9% increase in the number of units sold, as well as a 2% increase in the average unit selling price. The decrease in organ sales is primarily related to the continued decline in sales of home organs. The Company's sales of non-portable organs for home use has declined steadily during the last decade, reflecting a general decline in this market. Music product and furniture contracting sales increased due to higher sales of piano cases to another piano manu-facturer for use outside the United States as well as increased furniture sales to principally two customers. Electronic contracting sales to a single customer declined $2,572,000, partially offset by a 20% increase in electronic contracting sales to other customers. The decrease in clock sales results from lower unit sales of grandfather clocks.

     Net sales for the six months ended June 30, 1994 decreased $1,201,000 or 2% from the comparable period in 1993. The components of this decrease in sales are as follows:

               Piano                         $(1,765,000)
               Organ                              16,000
               Music product and
                 furniture contracting         2,132,000
               Electronic contracting         (1,469,000)
               Clock                            (115,000)
                                             -----------
                                             $(1,201,000)
                                             ===========

     The decrease in piano sales is attributable to an 11% decrease in the number of units sold, partially offset by a 6% increase in the average unit selling price. The increase in the average unit selling price is primarily due to higher sales of more expensive grand pianos and increased selling prices for vertical pianos. The increase in organ sales is primarily related to higher sales of church organs partially offset by the continued decline in sales of home organs. The Company's sales of non-portable organs for home use has declined steadily during the last decade, reflecting a general decline in this market. Music product and furniture contracting sales increased due to higher sales of piano cases to another piano manufacturer for use outside the United States as well as increased furniture sales to principally two customers. Electronic contracting sales to a single customer declined $3,494,000, partially offset by an 18% increase in electronic contracting sales to other customers. The decrease in clock sales results from lower unit sales of grandfather clocks.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and six months ended June 30, 1994 is $470,000 and $900,000, less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables decreased $192,000 and $215,000 for the three months and six months ended June 30, 1994, respec-tively, from the comparable periods in 1993. This decrease is primarily the result of higher interest costs as a result of an interest rate modification agreement on $20,000,000. See "Liquidity and Capital Resources."

     Other income decreased $387,000 and $485,000 for the three months and six months ended June 30, 1994, respectively, from the comparable periods in the prior year. The decline is primarily due to a non-reoccurring favorable insurance settlement during the second quarter of 1993, partially offset by expenses related to a proposed acquisition of Baldwin. These two items added $300,000 to Baldwin's other income during the second quarter of 1993.

     Selling, general and administrative expenses increased $585,000 and $918,000 for the three months and six months ended June 30, 1994, respec-tively, over the comparable periods in 1993. The increase is primarily related to additional sales programs, including a new "factory direct" sales concept started during the first quarter of 1994.

     The provision for doubtful accounts declined $121,000 and $258,000 for the three months and six months ended June 30, 1994, respectively, from the comparable periods in 1993. This decline is due to continued reductions in losses experienced.

     Interest expense decreased $122,000 and $246,000 for the three months and six months ended June 30, 1994, respectively, from the comparable periods in 1993. This decrease is primarily due to reduced average borrowing. Borrowing was reduced primarily as a result of net earnings since June 30, 1993.

     In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge amounted to $1,604,000 or $.47 per share. Previously reported six months results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of postretirement and postemployment benefits were recognized when incurred and were not material.

     Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 had no effect on the financial condition or results of operations of the Company. In the opinion of management, no valuation allowance related to deferred tax assets was required at December 31, 1993. Based on the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of recorded deferred tax assets. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.


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

     In February 1994, the Company reduced the Revolver from $60,000,000 to $40,000,000 and extended the due date from December 31, 1994 to February 15, 1999. The Revolver is renewable for three consecutive one-year periods beyond February 15, 1999. Amounts outstanding under the Revolver are due one year after demand. However, the lender retains absolute discretion regarding further advances, even if no event of default then exists.

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At June 30, 1994, the Company had approximately $20,445,000 of additional borrowing available under the $40,000,000 Revolver.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at June 30, 1994, approximately $15,445,000 is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company has been in compliance with these covenants.

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

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the life of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer, is remitted to Finance as a service fee. Finance's performance under this agreement is guaranteed by a third party lender for which Finance pays a fee of 1% of the outstanding balance. In February 1994, Finance entered into a five year interest rate modification agreement on $20,000,000 whereby, Finance will receive interest income to the extent the floating rate retained by the buyer exceeds 6% or will pay interest expense to the extent the floating rate is less than 6%.

     Proceeds from the sale of installment receivables amounted to $19,024,000 for the six months ended June 30, 1994 compared to $18,932,000 for the same period of 1993.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectable. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance remains contingently liable on approximately $56,611,000 of installment receivables. Management believes an adequate allowance has been provided for any uncollectable receivables.

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

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12,416,000 in dollar value. From the date the plan was adopted in November 1987 through August 1, 1994, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5,655,000 under the plan.

     Capital expenditures amounted to $1,283,000 in the six months ended June 30, 1994 and $1,001,000 in the comparable period of 1993. At June 30, 1994, the Company had no significant outstanding capital commitments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the second quarter of 1994, other than matters arising in connection with the annual meeting of the Company's stockholders held on May 10, 1994. At that meeting, the only matters submitted to a vote of the stockholders were the election of directors, the adoption of the Company's 1994 Incentive Stock Option Plan and the approval of the appointment of the Company's auditors. All of the Company's existing directors were elected to serve as directors until the 1995 annual stockholders meeting by the following vote of the Company's stockholders:

                                                 Votes
                                        ----------------------
                                           For        Withheld
                                        ---------     --------

          R. S. Harrison                2,899,405      10,700
          George E. Castrucci           2,899,405      10,700
          Joseph H. Head, Jr.           2,899,305      10,800
          Roger L. Howe                 2,899,405      10,700
          Harry A. Shaw, III            2,899,405      10,700

     The Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan was approved and adopted with 2,739,432 votes cast "For", 65,700 votes "Against" and 46,316 votes "Abstained."

     KPMG Peat Marwick was approved as the Company's auditors for 1994 with 2,909,805 votes cast "For", 200 votes "Against" and 100 votes "Abstained."

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               10.1 Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan.*
               10.2  Baldwin Piano & Organ Company 1994 Management Incentive
                     Plan.
               10.3  Baldwin Piano & Organ Company 1994 Long Term Incentive
                     Plan.
               19.1  1994 Second Quarter Report to Stockholders of the
                     Company.

                      _______________________________


               *Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Stockholders.


               Index to Exhibits appears on sequentially numbered page 17.


          (b)  Reports on Form 8-K
               -------------------

               The Company filed no reports on Form 8-K during the second quarter of 1994.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BALDWIN PIANO & ORGAN COMPANY


DATE:    August 10, 1994           BY:         R. S. HARRISON
      ---------------------            -----------------------------------
                                            R. S. Harrison, President
                                            and Chief Executive Officer


DATE:    August 10, 1994           BY:          CHARLES R. JUENGLING
      ---------------------            ------------------------------------
                                       Charles R. Juengling, Vice President
                                       (Chief Financial Officer and
                                        Chief Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit Number                  Exhibit
- - --------------                  -------

     10.1           Baldwin Piano & Organ Company
                    1994 Incentive Stock Option Plan.*

     10.2           Baldwin Piano & Organ Company
                    1994 Management Incentive Plan.

     10.3           Baldwin Piano & Organ Company
                    1994 Long Term Incentive Plan.

     19.1           1994 Second Quarter Report to
                    Stockholders of the Company.


                    _______________________________


     *Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Stockholders.