Form 10-Q
period 1994-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1994-11-14
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, DC 20549

                                  ____________________

                                        FORM 10-Q

                   Quarterly Report Pursuant to section 13 or 15(d) of
                         the Securities and Exchange Act of 1934
                                  ____________________

For the Quarter ended                            Commission File Number
 September 30, 1994                                      0-14903


                              Baldwin Piano & Organ Company
                 (Exact name of registrant as specified in its charter)


Delaware                                         31-1091812
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization                    Identification No.)


422 Wards Corner Road
Loveland, Ohio                                   45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of November 1, 1994 is 3,415,196.

                              BALDWIN PIANO & ORGAN COMPANY

                                          INDEX


PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
          September 30, 1994 and December 31, 1993

     Condensed Consolidated Statements of Earnings for the three months and nine months ended
          September 30, 1994 and 1993

     Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1994 and 1993

     Notes to Condensed Consolidated Financial
          Statements, September 30, 1994

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

   Item 4.   Submission of Matters to a Vote
                of Security Holders

   Item 5.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K

                      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ______________

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        September 30, 1994 and December 31, 1993

                                                 September 30,    December 31,
ASSETS                                                   1994             1993
                                                -------------     ------------
Current assets:
   Cash .................................        $    536,477     $ 1,203,199
   Receivables, net .....................          12,167,820      10,162,811
   Inventories ..........................          54,499,661      45,077,365
   Other current assets .................           8,106,214       6,461,892
                                                 ------------     -----------
          Total current assets ...........         75,310,172      62,905,267
                                                 ------------     -----------
Property, plant and equipment, net ......          13,957,313      13,664,099
Deferred income taxes ...................             443,681         813,681
Other assets ............................          13,457,148      12,545,368
                                                 ------------     -----------
          Total assets ...................       $103,168,314     $89,928,415
                                                 ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $ 24,877,439     $11,299,100
   Income taxes payable .................           1,269,273       2,513,358
   Other current liabilities ............          11,912,921      13,151,821
                                                 ------------     -----------
          Total current liabilities ......         38,059,633      26,964,279
                                                 ------------     -----------
Other liabilities .......................          13,249,099      13,072,413
                                                 ------------     -----------
          Total liabilities ..............         51,308,732      40,036,692
                                                 ------------     -----------
Stockholders' equity:
   Common stock .........................              41,770          41,639
   Additional paid-in capital ...........          12,206,232      12,068,613
   Retained earnings ....................          46,023,012      43,972,787
                                                 ------------     -----------
                                                   58,271,014      56,083,039
   Less cost of treasury shares .........          (6,411,432)     (6,191,316)
                                                 ------------     -----------
          Total stockholders' equity .....         51,859,582      49,891,723

                                                 ____________     ___________
          Total liabilities and
          stockholders' equity ...........       $103,168,314     $89,928,415
                                                 ============     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               _______________

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 Three Months Ended        Nine Months Ended
                                    September 30,              September 30,
                              ------------------------   -------------------------
                                  1994        1993           1994        1993
                              ------------------------   -------------------------
Net sales ...............     $30,570,969  $27,821,182   $84,218,528   $82,670,391
Cost of goods sold ......      24,031,545   21,382,536    64,755,125    62,883,799
                              -----------  -----------   -----------   -----------
       Gross profit ......      6,539,424    6,438,646    19,463,403    19,786,592

Income on the sale of
  installment receivables       1,186,065   1,427,320      3,827,354     4,283,635
Interest income on
  installment receivables         115,400      102,874       386,664       333,659
Other income, net .......         738,249      777,782     2,263,438     2,787,999
                              -----------  -----------   -----------   -----------
                                8,579,138    8,746,622    25,940,859    27,191,885

Operating expenses:
  Selling, general
    and administrative ..       6,616,045    6,375,423    20,195,611    19,037,435
  Provision for
    doubtful accounts ...         323,738      429,376       984,182     1,347,637
                              -----------  -----------   -----------    ----------
       Operating profit ..      1,639,355    1,941,823     4,761,066     6,806,813

Interest expense ........         582,275      593,944     1,441,841     1,698,823
                              -----------  -----------   -----------   -----------
  Earnings before income
  taxes and cumulative
  effects of changes(1)..       1,057,080    1,347,879     3,319,225     5,107,990

Income taxes ............         385,000      502,000     1,269,000     1,895,000
                              -----------  -----------   -----------   -----------
  Earnings before
  cumulative effects
  of changes(1) .........         672,080      845,879     2,050,225     3,212,990

Cumulative effect of
  changes(1) ............           --           --            --       (1,604,000)
                              -----------  -----------   -----------   -----------
       Net earnings ......    $   672,080  $   845,879   $ 2,050,225   $ 1,608,990
                              ===========  ===========   ===========   ===========

Earnings per share:
  Before cumulative
  effects of changes(1)..            $.20         $.25         $.60           $.94

  Cumulative effect
  of changes(1) .........             --           --            --           (.47)
                                     ----         ----          ----          ----
  Net earnings per share             $.20         $.25          $.60          $.47
                                     ====         ====          ====          ====
Average number of common
shares outstanding              3,415,196    3,414,807     3,415,284     3,406,400
                                =========    =========     =========     =========

(1) Changes in accounting for postretirement and postemployment benefits.

See accompanying Notes to Condensed Consolidated Financial Statements

                    BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                   ______________

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Nine months ended
                             September 30, 1994 and 1993

INCREASE (DECREASE) IN CASH                                    1994            1993
- - ---------------------------                            ------------     -----------
Net cash used in operating activities .......          $(11,465,184)    $(1,018,332)

Net cash used in investing activities .......            (1,999,642)     (1,394,450)

Cash flows from financing activities:
   Installment contract
      receivables written ...................           (37,487,257)    (32,160,026)
   Installment receivables liquidated .......             3,359,649       3,513,927
   Proceeds from sale of
       installment receivables ...............           32,814,203      28,484,334
   Borrowing under long-term debt, net ......            14,193,875       2,113,979
   Other ....................................               (82,366)        168,263
                                                       ------------     -----------
       Net cash provided by
         financing activities ................           12,798,104       2,120,477
                                                       ------------     -----------

Net decrease in cash ........................              (666,722)       (292,305)
Cash at beginning of period .................             1,203,199       1,037,372
                                                       ------------     -----------
Cash at end of period .......................          $    536,477     $   745,067
                                                       ============     ===========
SUPPLEMENTAL DISCLOSURE
- - -----------------------
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the period for:
   Interest .................................          $  1,295,184     $ 1,524,890
                                                       ============     ===========
   Income taxes .............................          $  2,183,340     $ 4,329,427
                                                       ============     ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                  ______________

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1994


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

      The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

      Inventories consist of the following:
                                                September 30,     December 31,
                                                         1994             1993
                                                -------------     ------------
FIFO cost:
    Raw material .........................        $11,517,694     $ 9,930,923
    Work-in-process ......................          7,378,286       7,081,883
    Finished goods .......................         45,093,931      36,149,809
                                                  -----------     -----------
                                                   63,989,911      53,162,615
Excess of FIFO cost
    over LIFO inventory value ............         (9,490,250)     (8,085,250)
                                                  -----------     -----------
          Net inventories ................        $54,499,661     $45,077,365
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

       In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits other than Pensions" and No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge was $1,604,000 or $.47 per share. Previously reported nine months results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of post-retirement and postemployment benefits were recognized when incurred and were not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------------------

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994
      COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1993

      Net sales for the three months ended September 30, 1994 increased $2,749,000 or 10% over the comparable period in 1993. The components of this increase in sales are as follows:

                 Piano                            $ 2,536,000
                 Organ                               (401,000)
                 Music product contracting           (312,000)
                 Furniture contracting                825,000
                 Electronic contracting               (44,000)
                 Other                                145,000
                                                  -----------
                                                  $ 2,749,000
                                                  ===========
      The increase in piano sales is attributable to a 13% increase in unit volume, augmented by a 2% increase in the average unit selling price. The decrease in organ sales is primarily related to the continued decline in sales of home organs. The Company's sales of non-portable organs for home use has declined steadily during the last decade, reflecting a general decline in this market. Music product contracting sales decreased due primarily to lower sales of piano cases to another piano manufacturer for use outside the United States. Furniture contracting sales have grown due to increased sales to principally two customers. Electronic contracting sales to a single customer declined $1,235,000, partially offset by a 19% increase in electronic contracting sales to other customers.

      Net sales for the nine months ended September 30, 1994 increased $1,548,000 or 2% from the comparable period in 1993. The components of this increase in sales are as follows:

                 Piano                            $   726,000
                 Organ                               (385,000)
                 Music product contracting            530,000
                 Furniture contracting              2,115,000
                 Electronic contracting            (1,513,000)
                 Other                                 75,000
                                                  -----------
                                                  $ 1,548,000
                                                  ===========

      The increase in piano sales is attributable to a 5% increase in the average unit selling price partially offset by a 3% decrease in unit volume. The increase in the average unit selling price is primarily due to higher sales of more expensive grand pianos and increased selling prices for vertical pianos. The decrease in organ sales is primarily related to the continued decline in sales of home organs. The Company's sales of non-portable organs for home use has declined steadily during the last decade,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
            -----------------------------------------------------------

reflecting a general decline in this market. Music product contracting sales increased due to higher sales of piano cases to another piano manufacturer for use outside the United States. Furniture contracting sales, which commenced in the fourth quarter of 1993, have grown due to expanded sales to principally two customers. Electronic contracting sales to a single customer declined $4,729,000, partially offset by an 18% increase in electronic contracting sales to other customers.

      Gross profit as a percent of sales declined for the three months and nine months ended September 30, 1994 compared with the same periods in 1993. This decrease is largely due to reduced gross profit on contracting sales.

      The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and nine months ended September 30, 1994 is $505,000 and $1,405,000, less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

      Income on the sale of installment receivables decreased $242,000 and $457,000 for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. This decrease is primarily the result of higher interest costs as a result of an interest rate modification agreement on $20,000,000. See "Liquidity and Capital Resources."

      Other income decreased $524,000 for the nine months ended September 30, 1994, from the comparable period in the prior year. The decline is primarily due to a non-reoccurring favorable insurance settlement during the second quarter of 1993, partially offset by expenses related to a proposed acquisition of Baldwin. The net of these two items added $300,000 to Baldwin's other income during the second quarter of 1993.

      Selling, general and administrative expenses increased $241,000 and $1,159,000 for the three months and nine months ended September 30, 1994, respectively, over the comparable periods in 1993. The increase is primarily related to additional sales programs, including a new "factory direct" sales concept started during the first quarter of 1994.

      The provision for doubtful accounts declined $106,000 and $364,000 for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. This decline is due to continued reductions in losses experienced.

      Interest expense decreased $11,000 and $257,000 for the three months and nine months ended September 30, 1994, respectively, from the comparable periods in 1993. This decrease is due to reduced average borrowing which is primarily a result of net earnings since September 30, 1993.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
            -----------------------------------------------------------

      In the fourth quarter of 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits." The Company elected to recognize the combined benefit obligations of $2,673,000 retroactive to January 1, 1993 as accounting changes. On an after-tax basis, this charge amounted to $1,604,000 or $.47 per share. Previously reported nine months results in 1993 have been restated to reflect the adoption of FAS 106 and 112 as of January 1, 1993. The adoption of these standards had no impact on consolidated cash flows. Prior to 1993, the cost of postretirement and postemployment benefits were recognized when incurred and were not material.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
            -----------------------------------------------------------

      The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and interest rates on its new installment receivable contracts. The Company had an interest rate modification agreement which ensured, through October 1994, that with respect to $25,000,000, the Company would have received interest income to the extent the one-month commercial paper rate reported on the Federal Reserve statistical release H15(519), converted to a money market yield, exceeded 12%.

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

      Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At September 30, 1994, the Company had approxi-mately $15,123,000 of additional borrowing available under the $40,000,000 Revolver.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
            -----------------------------------------------------------

      The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at September 30, 1994, approximately $10,123,000 is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company has been in compliance with these covenants.

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

      The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the life of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer, is remitted to Finance as a service fee. Finance's performance under this agreement is guaranteed by a third party lender for which Finance pays a fee of 1% of the outstanding balance. In February 1994, Finance entered into a five year interest rate modification agreement on $20,000,000, whereby Finance will receive interest income to the extent the floating rate retained by the buyer exceeds 6% or will pay interest expense to the extent the floating rate is less than 6%.

      Proceeds from the sale of installment receivables amounted to $32,814,000 for the nine months ended September 30, 1994 compared to
$28,484,000 for the same period of 1993. This increase is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company sponsored "factory direct" sales.

      Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectable. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
            -----------------------------------------------------------

10% holdback. Finance remains contingently liable on approximately $60,118,000 of installment receivables. Management believes the financial statements contain adequate reserves for any loss that may be incurred as a result of any repurchase.

      Certain Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. Dealers can borrow money from the bank based upon the value of the inventory purchased from Wurlitzer, with the keyboard instruments pledged as collateral. The dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $2,200,000 of the outstanding dealer notes. Management believes the financial statements contain adequate provisions for any loss that may be incurred as a result of any repurchase.

      Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12,416,000 in dollar value. From the date the plan was adopted in November 1987 through November 1, 1994, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5,655,000 under the plan.

      Capital expenditures amounted to $2,000,000 in the nine months ended September 30, 1994 and $1,394,000 in the comparable period of 1993. At September 30, 1994, the Company had no significant outstanding capital commitments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders during the third quarter of 1994.

ITEM 5.  OTHER INFORMATION

      Harry A. Shaw III, a director of the Company since August, 1993, passed away on September 5, 1994. Accordingly, the Company's Board of Directors currently has one vacant position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 --------
                 10.1 Amended and Restated Agreement of Employment between Baldwin Piano & Organ Company and R.S. Harrison.
                 19.1  1994 Third Quarter Report to Stockholders of the
                       Company.
                 27.1  Financial Data Schedule.

                          _______________________________


                 Index to Exhibits appears on sequentially numbered page 16.

           (b)   Reports on Form 8-K
                 -------------------
                 The Company filed no reports on Form 8-K during the third quarter of 1994.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BALDWIN PIANO & ORGAN COMPANY



DATE:   November 7, 1994               BY:         R. S. HARRISON
      ---------------------                ------------------------------------
                                                R. S. Harrison, President
                                                and Chief Executive Officer



DATE:   November 7, 1994               BY:          CHARLES R. JUENGLING
      ---------------------                ------------------------------------
                                           Charles R. Juengling, Vice President
                                           (Chief Financial Officer and
                                            Chief Accounting Officer)

                                  INDEX TO EXHIBITS




Exhibit Number                     Exhibit
- - --------------                     -------

      10.1            Amended and Restated Agreement of
                      Employment between Baldwin Piano &
                      Organ Company and R.S. Harrison.

      19.1            1994 Third Quarter Report to
                      Stockholders of the Company.

      27.1            Financial Data Schedule.