Form 10-K
BALDWIN PIANO & ORGAN CO /DE/
filed 1995-03-30
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                        _______________________

                               FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                        _______________________

For the fiscal year ended                    Commission File Number
    December 31, 1994                                0-14903



                  Baldwin Piano & Organ Company
      (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code (513) 576-4500


Securities registered pursuant to Section 12(b) of the Act:

                               None


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements or any amendment to this Form 10-K.     { }

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $36,676,300 based upon the $12.50 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 17, 1995.

     The number of outstanding shares of Common Stock of Baldwin
Piano & Organ Company ("Company"), as of March 17, 1995, is
3,415,196.

               DOCUMENTS INCORPORATED BY REFERENCE

     Part of the information required by Item 1 of Part I and all of the information required by Items 5-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 ("1994 Annual Report to Shareholders"). The information required by Items 10-13 of Part III of this Form 10-K is incorporated in whole or in part by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about April 7, 1995 relating to the Company's 1995 Annual Meeting of Shareholders ("1995 Proxy Statement").


                         TABLE OF CONTENTS




PART I.

Item  1.  Business

Item  2.  Properties

Item  3.  Legal Proceedings

Item  4.  Submission of Matters to a Vote of
          Security Holders

          Executive Officers of the Registrant


PART II.

Item  5.  Market for Registrant's Common Equity
          and Related Stockholder Matters

Item  6.  Selected Financial Data

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item  8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

Item 10.  Directors and Executive Officers of the
          Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management

Item 13.  Certain Relationships and Related
          Transactions


PART IV.

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


SIGNATURES



                             PART I
                             ------

                       ITEM 1.  BUSINESS
                                --------

     As used herein, the term "Company" refers to Baldwin Piano &
Organ Company and its subsidiaries and the Company's predecessors unless the context otherwise indicates.

     The Company is the largest domestic manufacturer of keyboard musical instruments and manufactures or distributes all major product classes of pianos and electronic organs. The Company believes that the breadth and quality of its line of keyboard musical instruments, its large and well established dealer distribution networks, and its manufacturing capabilities have enabled it to maintain its strong market share in the keyboard musical instrument market.

     Over the Company's 133-year history, its principal products have been pianos and organs. The Company significantly expanded its principal business lines through its 1988 acquisition of the keyboard operations of The Wurlitzer Company. Over the years, the Company has also expanded and diversified its product line in order to utilize excess capacity and its woodworking, electronics and technical expertise. The Company has been engaged in financing the retail purchase of its keyboard products for over 80 years. The Company also manufactures printed circuit boards, electronic assemblies, and a variety of wood products.

     Sales of the Company's products are set forth by category in the following table:

                                      (dollars in thousands)

                                      Year Ended December 31,
                                   ----------------------------
                                     1994      1993      1992
                                   ----------------------------
     Musical Products
          Pianos(1)..............  $ 81,185  $ 81,915  $ 83,444
          Electronic Organs .....     4,655     5,094     6,020
     Electronic Contracting .....    28,362    28,908    15,937
     Other ......................     8,145     4,740     4,676
                                   ----------------------------
               Total ............  $122,347  $120,657  $110,077
                                   ============================
_______________

     (1) Includes both acoustic and electronic pianos.

     The information regarding segment financial data of the Company as required by Item 101 of Regulation S-K is incorporated herein by reference from page 18 of the Company's 1994 Annual Report to Shareholders appearing under the note caption "Segment Information".


MUSICAL PRODUCTS


     ACOUSTIC PIANOS

          The Company's premier product is the Baldwin concert grand piano. The Company is one of only two domestic manufacturers of pianos generally accepted for concert performances and the only such manufacturer also producing a full line of vertical pianos. The Company has successfully incorporated a number of enhancements and construction techniques, originally designed for grand pianos, into its vertical piano lines designed for home and institutional use. The Company believes that the quality and durability of the Baldwin concert grand pianos enhance the reputation, marketability and profit margins of its entire product line.

          The Baldwin product line offers over 60 different styles and finishes of pianos in all classes ranging from 9-foot concert grands to 36-inch spinets. The Company also has a reputation for building durable, attractive and excellent sounding pianos. Wurlitzer currently has over 50 styles and finishes in its acoustic piano lines.

          The Company also distributes two models of American made small grand pianos to compete directly with low priced foreign imports. In addition to the American made models, Baldwin imports a line of grand pianos in polyester finishes. Wurlitzer imports its grand pianos and markets these instruments under the Wurlitzer trade name.

ELECTRONIC KEYBOARDS

          Baldwin distributes a broad range of electronic keyboard instruments from small portables to large classical organs. The Company's current series of classical organs offer significant value at a competitive price. Since 1947, Baldwin has developed and marketed electronic instruments which enjoy an excellent reputation.

          For the past four years, Wurlitzer has imported and distributed a line of digitally sampled electronic pianos under the Denon and Wurlitzer trade names. In 1994, Wurlitzer formed an exclusive alliance with the largest manufacturer of electronic keyboards in Europe. Wurlitzer is the sole distributor in the United States and Canada of that manufacturer's complete line of home digital and portable keyboards. The products are marketed under the Wurlitzer trade name.


PRODUCT DEVELOPMENT

          The Company's research staff in conjunction with outside consulting and design services engage in ongoing efforts to refine existing products and develop new products. The Company believes that it maintains the only significant ongoing acoustic piano engineering research effort among domestic manufacturers. The research department works closely with highly trained technical manufacturing personnel.

          In the electronic keyboard market, the Company uses outside sources for the development and production of a number of its products and component parts. Outsourcing has enabled the Company to reduce overall operating costs while benefiting from other companies' expertise in advanced electronic technology and new material development. The Company is also marketing a music reproduction system that transforms standard acoustic pianos into modern electronic reproducing player instruments. The system provides the capability of playing back an original piano performance and has the flexibility of full musical accompaniment. Commercial musical "Libraries" are available which can be operated by remote control.

          During 1994, 1993 and 1992, the Company's research and development expenses were $524,241, $597,353 and $414,822, respectively.


MARKETING AND DISTRIBUTION

          The Company distributes its Baldwin keyboard musical instruments in the United States through approximately 400 independent dealers and 14 Company owned stores operating in six major metropolitan areas. Most of the independent dealers carry Baldwin products as their principal line.

          The Company distributes its Wurlitzer products through approximately 300 independent dealers. The Company's networks of Baldwin dealers and Wurlitzer dealers are separate and distinct, with no significant overlap.

          No single dealer accounts for more than 2% of the Company's keyboard musical instrument sales and the ten largest dealers account for approximately 12% of such sales.

          The Company's sales leadership position is attributable, in part, to its excellent dealer networks. The Company believes that it has been able to attract and maintain its dealers by offering a superior product line and numerous programs and services designed to assist dealers, including:

          An industry wide effort to demonstrate that piano lessons can be a powerful tool in improving overall learning ability and communicate these significant benefits to the parents of young children throughout North America.

          A complete line of pianos and electronic keyboard instruments which enables dealers to offer a wide variety of keyboard musical instruments without having to sell competing brands.

          An inventory financing program in which the Company finances or assists the dealer in arranging financing for the musical instruments on the dealer's showroom floor, thus permitting the dealer to carry a broader product line.

          An installment finance program offering retail customers a source of credit and assurance of the Company's continued interest in product performance.

          An artist endorsement program in which over 300 well-known pianists, composers, conductors, vocalists and music organizations endorse Baldwin grand pianos, providing dealers with extensive national and local product publicity and a method of product differentiation.

          A dealer support program, providing training, promotional assistance, and incentives.

          A direct delivery program using Company vehicles to achieve timely delivery and superior handling compared to common carriers.

          Local cooperative advertising, in addition to national sales and advertising campaigns, directed towards strengthening brand awareness and preference.

          Sponsorship of educational activities, including piano competitions, recitals and music fellowships.

          The Company operates 14 Company owned retail outlets in Atlanta, Chicago, Cincinnati, Indianapolis and Louisville and Lexington, Kentucky. These Company owned retail outlets, which sell the Baldwin product lines, are generally located in areas where they do not compete directly with the Company's independent Baldwin dealers. The Company believes that the existence of this potential competition has not adversely affected the Company's relationship with its independent dealers.

          In addition to accounting for approximately 10% of the Company's total keyboard sales, Baldwin's retail stores provide the Company with new retailing concepts, a better understanding of dealer problems and a source of management talent.

          A new program was introduced in 1994 to access customers outside geographic reach of Baldwin and Wurlitzer dealerships. The Factory Direct Sales program accounted for approximately 5% of the Company's total keyboard sales.

          The Company's products are distributed in Canada through approximately 86 independent dealers. The Company markets both Baldwin and Wurlitzer products through a number of distributors in other areas of the world, accounting for approximately 2.8% of the Company's keyboard sales.


MARKETS AND COMPETITION

          The principal markets for the Company's acoustic and electronic pianos are families with children of ages 6 to 12, young adults and educational institutions. The principal markets for the Company's organs are religious and educational institutions.

          The domestic keyboard musical instrument market has contracted in recent years. Industry wide annual unit sales of acoustic pianos in the United States have declined 14% since 1992.
The Company competes with a number of domestic and foreign manufacturers based on prices relative to tone qualities, performance characteristics and appearance.

          The Company's market share for acoustic pianos has averaged approximately 25% since 1992, and approximates 24% in 1994. The Company believes that no single manufacturer has a domestic market share larger than the Company's.

          Based on industry statistics, foreign piano manufacturers' combined market share for acoustic pianos has averaged approximately 45% since 1992. By 1994, imports' share of the market had increased to 49%. Foreign competition in the piano market is most heavily concentrated in the market for small grand pianos and, to a lesser extent, in the market for large vertical pianos.

          Electronic digital pianos, with annual industry sales of approximately 55,000 units, are approaching acoustic pianos in popularity. In 1994, industry unit sales increased by 3%. These units offer full sized touch sensitive dynamic keyboards which are considered by some potential customers as a viable substitute for a new or used acoustic piano. To benefit from this growing segment of the piano market, the Company increased production of its American-produced digital piano line and entered into a distribution arrangement with the largest manufacturer of electronic keyboards in Europe to sell certain of their products under the Wurlitzer name. The Company continues to maintain its market share of approximately 4.3% and intends to continue to aggressively pursue a higher market share with a new generation of high-tech products.

          The Company believes several factors will favorably influence the markets for its pianos. Demographics indicate that the number of children between the ages of 6 and 12 will be increasing through the year 2010. For the past five years, the Company, individually and in conjunction with other manufacturers, continued sponsoring advertisements and promotions designed to increase consumer awareness of the positive effects of keyboard instruction on the physical and mental development of children. In addition, the Company continued its advertising efforts not only to reach dealers, schools, other institutional buyers and music instructors, but also to directly attract individual customers.

          Unit sales in the industry and by the Company in the conventional home organ market have decreased over the last five years. The institutional organ market, comprised mainly of sales to religious and civic organizations, has remained stable over the last five years. Market statistics regarding organ sales are not maintained. Accordingly, the Company's market share of organ sales cannot be reliably determined.

          The Company believes classical organs offer a long-range opportunity for increasing sales and market share of electronic keyboard instruments. In a major revamping of marketing strategy for classical organs, the Company established a new division in late 1991, Church Organ Systems, dedicated exclusively to selling classical organs. The collection of instruments is one of the broadest product lines in the classical organ market. This division continues to build its own organization of dealers selected for their qualifications in the highly specialized area of church organ sales, installation and service.

          Sales of the Company's keyboard products are affected by the market for used keyboard instruments, although the Company is unaware of any reliable data evaluating the impact of sales of used instruments on the sale of new products. Information regarding the Company's market share contained herein is based solely on unit sales of new instruments. Information regarding dollar sales by the Company includes sales of new and used instruments.

          The Company's retail stores and most of its independent dealers sell used keyboard products in addition to new instruments. The availability of used pianos and organs attracts potential purchasers who sometimes ultimately purchase new instruments. Owners of pianos and organs will also often trade in their existing instruments on larger or more expensive instruments. Digital piano products, because of their price and improved sound and touch, are becoming good alternatives for those buyers shopping for used pianos.


ELECTRONIC CONTRACTING

     In 1984, the Company began manufacturing printed circuit board assemblies and electro-mechanical assemblies for manufacturers outside the music industry. These products were a natural extension of the Company's production and research and development capabilities developed in connection with its electronic keyboard musical instrument business. The Company currently produces printed circuit board assemblies and other electronic assemblies for a diverse group of original equipment manufacturers which sell to the medical electronics, telecommunications, computer peripheral, specialty consumer, data communications and industrial control markets. The Company sells electronic assemblies to manufacturers through trained electronics manufacturers' representatives with territories covering 21 states. There are many manufacturers of contract electronic assemblies and the Company does not have a significant share of the market of such products. Although foreign manufacturers account for a significant portion of the printed circuit board industry, the Company has found numerous opportunities to compete effectively based on consistency of quality and on-time delivery.


MANUFACTURING

     The Company manufactures its acoustic pianos in what it believes to be the most highly automated domestic facilities in the industry. The Company's fully integrated acoustic piano manufacturing process begins with the treatment of raw lumber, proceeds through the fabrication and finishing of the cabinetry and assembly of the inner workings, and culminates in the creation of a completed musical instrument. Through the combination of automated manufacturing techniques and a skilled work force, the Company has earned a reputation as a high quality, low cost manufacturer of pianos, organs and cabinetry. The Company utilizes specialized, computer-controlled production and testing equipment to manufacture printed circuit boards and electro-mechanical assemblies for its contract manufacturing products.

RAW MATERIALS

     Raw materials required for the Company's manufacturing operations are primarily purchased in the United States. The Company does not depend on any single source of supply for any of its basic raw materials. The Company has not experienced, and does not anticipate, significant difficulties in obtaining adequate supplies of raw materials. Electronic components are purchased from major semi-conductor manufacturers. To minimize costs and facilitate availability of major components, the Company designs its products to employ standard rather than custom micro-circuit components.


FINANCING OPERATIONS

     The Company has been engaged in financing the retail purchase of its keyboard products for over 80 years. The Company has a continuing agreement to sell all of its installment receivables to Keyboard Acceptance Corporation ("Finance"), a wholly owned subsidiary of the Company. Finance also purchases installment receivables for competitive musical products from independent retail dealers.

     In December 1994, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $82,000,000 to such entity. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

     At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold.

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer, is remitted to Finance as a service fee.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectable. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. At December 31, 1994, Finance remains contingently liable on approximately $68,269,000 of installment receivables.

SEASONALITY

     The Company's business is somewhat seasonal in nature with the fourth quarter generally showing the strongest sales. In 1994, the fourth quarter accounted for approximately 31% of net sales. The fourth quarter of the three previous years averaged approximately 30% of net sales.


BACKLOG

     The Company principally consigns inventory to its Baldwin keyboard dealers and, accordingly, there is no backlog of sales. The sales backlog for Wurlitzer keyboard products and electronic, furniture and musical product contracting businesses aggregated approximately $20,900,000 at December 31, 1994 and $18,500,000 at
December 31, 1993. The Company anticipates that all such 1994 backlog will be filled during 1995.


WORKING CAPITAL

     The Company and its wholly-owned finance subsidiary (Finance) require significant working capital to support their operations.
Working capital requirements fluctuate throughout the year.

     The Company finances its working capital needs under a revolving line of credit from General Electric Capital Corporation.

In February 1994, the Company reduced this line of credit from $60,000,000 to $40,000,000 and extended the initial due date from December 31, 1994 to February 15, 1999. Amounts outstanding under the revolving line of credit are due one year after demand.
However, the lender retains absolute discretion regarding further advances even if no event of default exists. The borrowing is based on certain percentages of the value of inventories and trade receivables. Finance has agreements with an independent entity to sell substantially all of its existing installment receivable contracts up to a maximum outstanding principal amount of $82,000,000.


ENVIRONMENTAL

     The Company's operations are subject to federal, state and local laws and regulations related to the protection of the environment. The Company has determined that an area of soil at its Fayetteville, Arkansas facility contains some contamination resulting from waste disposal practices of the Company's predecessor that were discontinued in the early 1970's. The Company has notified the Arkansas Department of Pollution Control and Ecology of such matter, and that agency has indicated a preference that the Company voluntarily remediate any existing problem. The Company is currently reviewing the potential costs of undertaking appropriate remedial measures.

     The Company believes that its present operations are in material compliance with all environmental laws and that its existing real properties are not materially contaminated, except as discussed above relating to its Fayetteville, Arkansas facility. The Company does not anticipate that any environmental matters currently known to the Company will result in any material capital expenditures in 1995 or 1996.


EMPLOYEES

     The Company has approximately 1,600 full-time employees, of which approximately 345 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800. The other employees are not represented by collective bargaining units. The Company considers its employee relations to be very good.


                     ITEM 2.  PROPERTIES
                              ----------

     The Company operates the following facilities, all of which are owned.

        Location               Size           Principal Products
        --------               ----           ------------------

  Greenwood, Mississippi   572,500 sq. ft.   Piano/Organ Cases,
                                             Clocks, Furniture
                                             Contracting

  Conway, Arkansas         169,375 sq. ft.   Grand Pianos


  Fayetteville, Arkansas   260,000 sq. ft.   Electronic
                                             Contracting/Keyboards

  Trumann, Arkansas        297,100 sq. ft.   Pianos/Piano
                                             Components

  Juarez, Mexico           111,900 sq. ft.   Piano components

     In November 1994, the Company entered into an agreement, for the term of seven months with two one-year options to extend, to lease approximately 91,000 square feet of the Fayetteville facility.

     The Company's corporate offices and a retail showroom are located in a 50,000 square foot leased facility in a suburban office park in the greater Cincinnati, Ohio metropolitan area.

     Generally, properties are utilized at normal capacity levels on a single shift basis. During 1994, certain facilities were not utilized at normal capacity levels as a result of lower sales volumes of certain musical products.

     The Company maintains and services its facilities to ensure their suitability for operations.

                   ITEM 3.  LEGAL PROCEEDINGS
                            -----------------
     The Company is involved in litigation arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.

     The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of pollutants into the environment. Generally, the Company's environmental concerns relate to the past operations of the Company's predecessors and the disposal of their waste materials at facilities owned and operated by third parties. Although on several occasions the Company has been the subject of inquiries from government agencies and/or persons who may be held responsible for environmental liabilities relating to the facilities in question, the Company has been made a party to actual proceedings on only one occasion to date. In that proceeding, the Company was one of approximately 30 potentially responsible parties and to date the Company's share of the actual liability has not been material nor is it reasonably expected to become material in the future.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

     The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1994 fiscal year.

                  =============================


               EXECUTIVE OFFICERS OF THE REGISTRANT
               ------------------------------------

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Company's 1995 Proxy
Statement.

     The executive officers and key employees of the Company are:

        Name             Age           Position With The Company
        ----             ---           -------------------------

R. S. Harrison ........  63        Chairman of the Board

Karen L. Hendricks ....  47        Chief Executive Officer
                                   and President

Kenen M. Edgington ....  49        Executive Vice President

Kenneth J. Clark ......  44        Vice President/Marketing

Harry F. Forbes, Jr. ..  57        Vice President, Treasurer/
                                   Secretary
                                   (Retired March 31, 1995)

William E. Fuller .....  63        Vice President/Wurlitzer

George C. Huebner .....  52        Vice President/Keyboard
                                   Acceptance Corporation

Charles R. Juengling ..  47        Vice President/Treasurer/
                                   Secretary

Duane A. Kuhn .........  53        Vice President/Church Organ
                                   Systems

Jimmie H. Smith .......  39        Vice President/Manufacturing

John H. Tolleson ......  57        Vice President/Special Markets

Larry E. Mustard ......  39        Vice President/Controller

J. D. Chastain ........  62        Divisional Vice President/
                                   Manufacturing

J. Roy Hanson .........  47        Divisional Vice President/
                                   Electronic Musical Products

James K. Kindt ........  60        Divisional Vice President/
                                   Eastern Sales

Timothy W. Laskey .....  47        Divisional Vice President/
                                   Western Sales

Frank E. Seta .........  38        Divisional Vice President/
                                   Acoustic Pianos

     All current officers of the Company hold office until the annual meeting of shareholders and until their successors are elected and qualified. Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the following descriptions of the backgrounds of the Company's Executive Officers, the term "Company" refers to both the existing Baldwin Piano & Organ Company which was formed in November 1983 and to its predecessor, the old Baldwin Piano & Organ Company ("Old BP&O") which sold all of its music related assets to the new company in June 1984.

     R. S. HARRISON, age 63, is the Company's Chairman of the Board. Prior to December 1994, Mr. Harrison served continuously as the Company's Chief Executive Officer from its inception in November 1983. He also previously served as the Company's Chairman of the Board from its formation until August 1993, when he assumed the responsibilities as the Company's President. Prior to November 1983, Mr. Harrison served the Company's predecessor (the old Baldwin Piano & Organ Company which sold all of its music-related assets to the Company in June 1984) as a Director since June 1983, as its chief executive officer and president since 1974 and in other capacities since 1955.

     KAREN L. HENDRICKS, age 47, joined the Company as Chief Executive Officer, President and Director in November 1994. Prior to joining the Company in November 1994, Ms. Hendricks most recently served as the Executive Vice President and General
Manager, Skin Care Division of the Dial Corp. since 1992, where she had full responsibility for Dial's United States bar and liquid soap business. Ms. Hendricks previously was employed for twenty-one years by The Procter & Gamble Company in various executive positions in product development and was promoted to General
Manager of its Vidal Sassoon Hair Care Company in 1987.

     KENEN M. EDGINGTON, age 49, has been employed by the Company since 1971. From 1977 until November 1983, he was Piano Product Manager; from 1983 to November 1988, he was Vice President/Domestic Wholesale Sales; in 1988, he became Vice President/Keyboard Sales; and in 1991, he became Executive Vice President.

     KENNETH J. CLARK, age 44, has been employed by the Company since 1974, serving as a retail store manager from 1978 to 1985.
In 1985, he was appointed Divisional Vice President/Retail Sales and in 1989 he became Vice President/Retail Sales. In 1994, he was appointed Vice President/Marketing.

     HARRY F. FORBES, JR., age 57, has been employed by the Company since 1955. In April 1981, he became Vice President/Controller of the Company and in February 1984 he became Vice President, Treasurer and Assistant Secretary. Mr. Forbes also served as a Director of the Company from June 6, 1986 to May 14, 1987. In 1989, he was also appointed Secretary. Mr. Forbes retired March 31, 1995.

     WILLIAM E. FULLER, age 63, joined the Company in 1990 as a District Sales Manager for The Wurlitzer Company. In May 1991, he was promoted to Divisional Vice President/Wurlitzer; and in December 1991, he became Vice President/Wurlitzer. For more than twenty-five years prior thereto, he was employed by The Wurlitzer Company prior to its acquisition by the Company.

     GEORGE C. HUEBNER, age 52, joined the Company in 1960 as Assistant Credit Manager. In 1979, he was promoted to Director of International Operations; and from 1987 to December 1989, he was Administrative Services Manager. In January 1990, he became National Credit Manager of the Consumer Finance Subsidiary; and in May 1991, was promoted to Divisional Vice President/Keyboard Acceptance Corporation. In 1993, he was promoted to Vice President/Keyboard Acceptance Corporation.

     CHARLES R. JUENGLING, age 47, joined the Company in 1984 as Divisional Vice President/Financial. In 1989, he was appointed Vice President and Chief Financial Officer and in March 1995, he became Vice President, Treasurer and Secretary. Prior to 1984, he was a Senior Manager with the firm of Peat, Marwick, Mitchell & Co.

     DUANE A. KUHN, age 53, joined the Company in 1966. In 1979, he assumed the position of Marketing Manager of Classical Organs; in 1983, he was appointed Divisional Vice President/Eastern Sales; in 1988, he became Senior Vice President/Wurlitzer; and in 1991, he became Vice President/Church Organ Systems.

     JIMMIE H. SMITH, age 39, joined the Company in 1976 as an Industrial Engineer at the Greenwood Plant. He was promoted to Plant Manager at the Trumann Plant in 1983, was appointed Divisional Vice President/Manufacturing in 1988 and in 1989 became Vice
President/Manufacturing.

     JOHN H. TOLLESON, age 57, joined the Company in 1962. He became Market Development Manager in January 1981 and Division
Sales Manager in September 1982. In December 1983, he was appointed Divisional Vice President/Western Sales; and in June 1991, he became Vice President/Domestic Wholesale Sales. In 1994, he was appointed Vice President/Special Markets.

     LARRY E. MUSTARD, age 39, joined the Company as Controller in January 1994. In March 1995, he was appointed Vice President and Controller. Prior to 1994, he was employed for five years as Automotive Group Controller for Eagle-Picher Industries, Inc. and previously had been employed as a Senior Manager with the firm of KPMG Peat Marwick LLP.

     J. D. CHASTAIN, age 62, joined the Company in June 1959 and has served in various capacities at several factories. In 1969, he was promoted to Plant Manager of the Greenwood Plant. In November 1989, he was promoted to Divisional Vice President/Manufacturing.

     J. ROY HANSON, age 47, joined the Company in March 1983. He served as marketing manager and product training/merchandising manager before being named Divisional Vice President/Musical Product Development in 1989. In 1994, he was appointed Divisional Vice President/Electronic Musical Products.

     JAMES K. KINDT, age 60, has been employed by the Company since 1957. He was promoted to District Sales Manager in 1970 and
Divisional Vice President/Eastern Sales in 1988.

     TIMOTHY W. LASKEY, age 47, has been employed by the Company since 1986, serving as a District Sales Manager from 1986 until 1994 when he was appointed Divisional Vice President/Western Sales.

     FRANK E. SETA, age 38, joined the Company in 1979 in the Dealer Services Division. In 1982, he was promoted to District Sales Manager and in 1985 became a retail store manager until 1990. In 1990, he was Director of Market Development; and in June 1991, became Divisional Vice President/Western Sales. In 1994, he became Divisional Vice President/Acoustic Pianos.

                            PART II
                            -------

          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                   -------------------------------------
                   AND RELATED STOCKHOLDER MATTERS
                   -------------------------------

     The information regarding market for registrant's common equity and related stockholder matters as required by Item 201 of Regulation S-K is incorporated herein by reference from page 24 of the Company's 1994 Annual Report to Shareholders appearing under the caption "Market and Dividend Information".


                ITEM 6.  SELECTED FINANCIAL DATA
                         -----------------------

     The information regarding selected financial data of the Company as required by Item 301 of Regulation S-K is incorporated herein by reference from page 20 of the Company's 1994 Annual Report to Shareholders appearing under the caption "Five-Year Summary".


         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The information regarding management's discussion and analysis of the Company's financial condition and results of operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 21 through 23 of the Company's 1994 Annual Report to Shareholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                  Item 8.  FINANCIAL STATEMENTS
                           --------------------
                           AND SUPPLEMENTARY DATA
                           ----------------------

     The Company's financial statements are incorporated herein by reference from pages 6 through 19 of the Company's 1994 Annual Report to Shareholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 19 of the Company's 1994 Annual Report to Shareholders appearing under the Note caption "Quarterly Financial Data".

     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ---------------------------------------------
              ON ACCOUNTING AND FINANCIAL DISCLOSURE
              --------------------------------------

     No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's December 31, 1994 financial statements.


                         PART III
                         --------

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     The information regarding the Company's directors and executive officers as required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's 1995 Proxy Statement from the information appearing under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Beneficial Ownership of Management and Nominees." Certain information regarding the Company's executive officers and key employees is set forth under the caption "Executive Officers of the Registrant" appearing at the end of Part I of this Report.


             Item 11.  EXECUTIVE COMPENSATION
                       ----------------------

     The information regarding compensation of the Company's directors and executive officers as required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's 1995 Proxy Statement from the information appearing under the caption "Executive Compensation", except that the information required by Items 402(k) and (l) of Regulation S-K which appears within such caption under the sub-headings "Report of Compensation Committee on Executive Compensation" and "Common Stock Performance" is specifically not incorporated by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.


    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              -----------------------------------------------
              AND MANAGEMENT.
              --------------

     The information regarding ownership of the Company's common stock by the Company's management and by the beneficial owners of more than 5% of the outstanding common stock as required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's 1995 Proxy Statement from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management."

   Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is incorporated herein by reference from the Company's 1995 Proxy Statement from the information appearing under the caption "Certain Transactions and Proceedings".


                           PART IV
                           -------
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  ---------------------------------------

                  AND REPORTS ON FORM 8-K
                  -----------------------

 1.1 The following consolidated financial statements of the Company included in the Company's 1994 Annual Report to Shareholders are incorporated herein by reference from pages 6 through 19 of the annual report. Reference is also made to Item 8.

          Independent Auditors' Report.

          Consolidated Statements of Earnings, years ended
          December 31, 1994, 1993 and 1992.

          Consolidated Statements of Shareholders' Equity, years ended December 31, 1994, 1993 and 1992.

          Consolidated Balance Sheets, as of
          December 31, 1994 and 1993.

          Consolidated Statements of Cash Flows, years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements, years ended December 31, 1994, 1993 and 1992.


 2.1  Consolidated Financial Statement Schedules of
      Baldwin Piano & Organ Company and Subsidiaries:

          Independent Auditors' Report on Schedule.

          Schedule for the years ended
          December 31, 1994, 1993 and 1992.

          VIII.  Valuation and Qualifying Accounts.

          All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

 3.1   Certificate of Incorporation of the Company, as amended. (1)

 3.2   Bylaws of the Company. (1)


   MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS
   =========================================================

10.1   Baldwin Piano & Organ Company 1986 Incentive Stock Option
       Plan adopted on June 30, 1986. (1)

10.2   Baldwin Piano & Organ Company Retirement Plan for Salaried
       Employees, as amended. (1)

10.3 Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated September 28, 1984. (1)

10.4 Amended and Restated Agreement of Employment and Retirement Plan for Selected Key Employee between Baldwin Piano & Organ Company and R. S. Harrison dated as of May 9, 1989. (4)

10.5 Form of Indemnification Agreements between the Company and the Company's Officers and Directors dated June 30, 1986 and accompanying schedule. (1)

10.6 Consulting Agreement between the Company and Harold S. Smith dated as of April 14, 1993. (10)

10.7   Baldwin  Piano & Organ  Company  Deferred Directors Fee
       Plan. (11)

10.8   Baldwin Piano & Organ Company Non-Qualified Deferred
       Compensation Plan. (11)

10.9   Baldwin Piano & Organ Company Non-Qualified Deferred
       Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (11)

10.10  Agreement of Employment between Baldwin Piano & Organ
       Company and Karen L. Hendricks dated as of November 18, 1994.

10.11  Second Amended and Restated Agreement of Employment and
       Retirement Plan for Selected Key Employee between Baldwin
       Piano & Organ Company and R. S. Harrison dated as of
       December 9, 1994.

                 =======================================

10.12 Office Space Lease Agreement between Wards Corner Associates Limited Partnership and the Company dated as of June 16, 1986. (1)

10.13 Lease Agreement between LeFlore County, Mississippi and the Company dated as of December 1, 1984. (1)

10.14 Lease Agreement between the City of Fayetteville, Arkansas and the Company dated as of December 1, 1984. (1)

10.15  Guaranty dated February 23, 1988 in favor of General
       Electric Capital Corporation made by TWCA Corp
       (now known as `The Wurlitzer Company'). (2)

10.16  Security Agreement dated February 23, 1988 in favor of
       General Electric Capital Corporation made by TWCA Corp. (2)

10.17 Stock Pledge Agreement dated February 23, 1988 by and between Baldwin Piano & Organ Company and General Electric
       Capital Corporation relating to the Company's shares of TWCA
       Corp. (2)

10.18 Amended and Restated Revolving Credit and Security Agreement between the Company and General Electric Capital Corporation dated October 25, 1990. (6)

10.19 Pledge Agreement by the Company in favor of General Electric Capital Corporation dated October 25, 1990. (6)

10.20  Security Agreement by BPO Finance Corporation in favor of
       General Electric  Capital Corporation dated October 25,
       1990.  (6)

10.21  Guaranty by BPO Finance Corporation in favor of General
       Electric Capital Corporation dated October 25, 1990. (6)

10.22 Purchase and Administration Agreement among the Company, BPO Finance Corporation, Retailer Funding Corporation and
       General Electric Capital Corporation, as a consenting party, dated as of October 1, 1990. (6)

10.23  Guaranty Agreement among the Company, BPO Finance
       Corporation, Retailer Funding Corporation and General
       Electric Capital Corporation dated as of October 1, 1990.(6)

10.24  Indemnification Agreement among BPO Finance Corporation,
       General Electric Capital Corporation and Kidder Peabody &
       Co. Incorporated as of October 1, 1990. (6)

10.25  Retail Accounts Receivable Purchase Agreement among the
       Company, BPO Finance Corporation and The Wurlitzer Company dated as of October 1, 1990. (6)

10.26  Amendment dated as of February 15, 1994 to the October 25,
       1990 Amended and Restated Revolving Credit Agreement between the Company and General Electric Capital Corporation. (12)

10.27  Amendment dated as of February 15, 1994 to the October 1,
       1990 Purchase and Administration Agreement among the Company, Keyboard Acceptance Corporation (formerly known as BPO Finance Corporation), Retailer Funding Corporation and General Electric Capital Corporation as a consenting party. (12)

10.28  Amendment dated as of February 15, 1994 to the October 1,
       1990 Guaranty Agreement among the Company, Keyboard Acceptance Corporation, Retailer Funding Corporation and General Electric Capital Corporation. (12)

10.29  Amended and Restated General Loan and Security Agreement
       dated as of February 24, 1994 between the Company and The Fifth Third Bank. (12)

10.30  Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold
       S. Smith.  (12)

10.31 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (12)

10.32  Amendment to Office Space Lease Agreement between Baldwin
       Piano & Organ Company and Nooney Management Company dated as of June 11, 1991. (8)

10.33  Agreement dated as of September 30, 1992 to be effective
       January 1, 1993 through March 31, 1996 between Baldwin Piano & Organ Company and International Chemical Workers Union and Local Union No. 800. (9)

10.34  Lease Agreement between Baldwin Piano & Organ Company and
       XL/Datacomp, Inc. dated as of October 14, 1992. (9)

10.35  Memorandum Agreement between Nippon Columbia Co., LTD. and
       The Wurlitzer Company dated as of November 15, 1992. (9)

10.36 Development Agreement between the Company and ENSONIQ Corp. dated as of April 15, 1993. (12)

10.37  Distribution Agreement between The Wurlitzer Company and
       GeneralMusic S.p.A. dated as of March 9, 1994.  (12)

10.38 Second Amendment dated as of December 1, 1994 to Purchase and Administration Agreement dated as of October 1, 1990 as amended by a First Amendment dated as of February 15, 1994 among Retailer Funding Corporation, Keyboard Acceptance Corporation (formerly BPO Finance Corporation) and General Electric Capital Corporation as a consenting party.

10.39 Indemnification agreement dated as of December 1, 1994 among General Electric Capital Corporation, Lehman Commercial Paper, Inc.
       and Keyboard Acceptance Corporation (formerly BPO Finance Corporation).

10.40 Amendment #4 dated as of September 30, 1994 to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between Baldwin Piano & Organ Company and General Electric Capital Corporation.

11.1   Statement regarding computation of per share earnings.

13.1   Information incorporated by reference from the Company's
       1994 Annual Report to Shareholders for the year ended December 31, 1994: "Independent Auditors' Report", "Financial Statements" (including Notes thereto), "Five Year Summary", "Management's Discussion and Analysis of Financial Condition", and "Market and Dividend Information".

21.1   Subsidiaries of the Company.

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.

99.1   Baldwin Stock Repurchase Plan. (3)

99.2   Amendment No. 1 to Baldwin Stock Repurchase Plan. (5)

99.3   Amendment No. 2 to Baldwin Stock Repurchase Plan. (7)

99.4   Press Release dated March 1, 1995.

 (1) Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

 (2) Incorporated by reference from the Company's Form 8-K dated February 23, 1988 as filed with the Commission on March 9, 1988.

 (3) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1987.

 (4) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1989.

 (5) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1989.

 (6) Incorporated by reference from the Company's Form 8-K dated October 25, 1990 as filed with the Commission on November 9, 1990.

 (7) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1990.

 (8) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

 (9) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1992.

(10)   Incorporated by reference from the Company's Form S-3
       Registration Statement as declared effective by the Commission on May 19, 1993.

(11) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

(12) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

Index to Exhibits - pages 28 - 33

                      REPORTS ON FORM 8-K
                      -------------------

     During the fourth quarter of 1994, the Company filed no reports on Form 8-K.

                           SIGNATURES
                           ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALDWIN PIANO & ORGAN COMPANY


                         By:        KAREN L. HENDRICKS
                              -----------------------------------
                              Karen L. Hendricks, Chief Executive
                              Officer and President.


                         Date:     March 24, 1995
                                ---------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 24, 1995              KAREN L. HENDRICKS
       ---------------        ------------------------------------
                              Karen L. Hendricks, Chief Executive
                              Officer (Principal Executive Officer),
                              President and Director


Date:  March 24, 1995              R. S. HARRISON
       --------------         ------------------------------------
                              R. S. Harrison, Chairman of the
                              Board and Director


Date:  March 24, 1995              GEORGE E. CASTRUCCI
       --------------         ------------------------------------
                              George E. Castrucci, Director


Date:  March 24, 1995              JOSEPH H. HEAD, JR.
       --------------         ------------------------------------
                              Joseph H. Head, Jr., Director


Date:  March 24, 1995              ROGER L. HOWE
       --------------         ------------------------------------
                              Roger L. Howe, Director


Date:  March 24, 1995              CHARLES R. JUENGLING
       --------------         ------------------------------------
                              Charles R. Juengling, Vice President/
                              Treasurer/Secretary (Chief Accounting
                              Officer)

              INDEPENDENT AUDITORS' REPORT ON SCHEDULE
              ----------------------------------------


The Board of Directors
Baldwin Piano & Organ Company:

     Under date of February 28, 1995, we reported on the consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the index under Part IV, item 14 (2.1) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP


Cincinnati, Ohio
February 28, 1995

                                                            Schedule VIII


                  BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                 _______________

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1994, 1993 and 1992

                                           Additions
                                           ---------
                                  Charged    Charged
                    Balance at    to cost    to other                 Balance at
                     beginning      and      accounts   Deductions       end of
    Description      of period    expenses   describe    describe        period
----------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended
 December 31, 1994   $4,110,040   $1,183,876    $  -     $  994,349(1)  $4,299,567
                     =============================================================

Year ended
 December 31, 1993   $3,377,353   $1,432,234    $  -     $  699,547(1)  $4,110,040
                     =============================================================

Year ended
 December 31, 1992   $3,741,244   $1,593,189    $  -     $1,957,080(1)  $3,377,353
                     =============================================================


RESERVE FOR INSTALLMENT RECEIVABLES
-----------------------------------
  SOLD WITH RECOURSE:
  ------------------

Year ended
 December 31, 1994   $2,706,000   $  120,000    $  -     $  530,000(2)  $2,296,000
                     =============================================================

Year ended
 December 31, 1993   $2,734,000   $  270,000    $  -     $  298,000(2)  $2,706,000
                     =============================================================

Year ended
 December 31, 1992   $2,490,000   $  460,000    $  -     $  216,000(2)  $2,734,000
                     =============================================================

_____________________
<FN1>
(1)  Represents accounts charged off, less recoveries.
<FN2>
(2)  Represents reserve related to accounts repurchased.

                      INDEX TO EXHIBITS

Exhibit
Number                     Exhibit
------                     -------

 3.1      Certificate of Incorporation of the Company,      *
          as amended. (1)

 3.2      Bylaws of the Company. (1)                        *

10.1      Baldwin Piano & Organ Company 1986 Incentive      *
          Stock Option Plan adopted on June 30, 1986. (1)

10.2      Baldwin Piano & Organ Company Retirement Plan     *
          for Salaried Employees, as amended. (1)

10.3      Baldwin Piano & Organ Company Retirement Trust    *
          for Salaried Employees dated September 28,
          1984. (1)

10.4      Amended and Restated Agreement of Employment      *
          and Retirement Plan for Selected Key Employee between Baldwin Piano & Organ Company and
          R. S. Harrison dated as of May 9, 1989. (4)

10.5      Form of Indemnification Agreements between        *
          the Company and the Company's Officers and Directors dated June 30, 1986 and accompany-ing schedule. (1)

10.6      Consulting Agreement between the Company          *
          and Harold S. Smith dated as of April 14,
          1993. (10)

10.7      Baldwin Piano & Organ Company Deferred            *
          Directors Fee Plan. (11)

10.8      Baldwin Piano & Organ Company Non-Qualified       *
          Deferred Compensation Plan. (11)

10.9      Baldwin Piano & Organ Company Non-Qualified       *
          Deferred Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (11)

10.10     Agreement of Employment between Baldwin Piano
          & Organ Company and Karen L. Hendricks dated as of November 18, 1994.

10.11     Second Amended and Restated Agreement of
          Employment and Retirement Plan for Selected
          Key Employee between Baldwin Piano & Organ
          Company and R. S. Harrison dated as of
          December 9, 1994.

10.12     Office Space Lease Agreement between Wards        *
          Corner Associates Limited Partnership and the
          Company dated as of June 16, 1986. (1)

10.13     Lease Agreement between LeFlore County,           *
          Mississippi and the Company dated as of
          December 1, 1984. (1)

10.14     Lease Agreement between the City of               *
          Fayetteville, Arkansas and the Company
          dated as of December 1, 1984. (1)

10.15     Guaranty dated February 23, 1988 in favor         *
          of General Electric Capital Corporation
          made by TWCA Corp (now known as `The
          Wurlitzer Company'). (2)

10.16     Security Agreement dated February 23, 1988        *
          in favor of General Electric Capital Corpo-ration made by TWCA Corp. (2)

10.17     Stock Pledge Agreement dated February 23, 1988    *
          by and between Baldwin Piano & Organ Company and General Electric Capital Corporation relating to the Company's shares of TWCA
          Corp. (2)

10.18     Amended and Restated Revolving Credit and         *
          Security Agreement between the Company and General Electric Capital Corporation dated
          October 25, 1990. (6)

10.19     Pledge Agreement by the Company in favor of       *
          General Electric Capital Corporation dated
          October 25, 1990. (6)

10.20     Security Agreement by BPO Finance Corporation     *
          in favor of General Electric Capital Corpora-tion dated October 25, 1990. (6)

10.21     Guaranty by BPO Finance Corporation in favor      *
          of General Electric Capital Corporation dated
          October 25, 1990. (6)

10.22     Purchase and Administration Agreement among       *
          the Company, BPO Finance Corporation,
          Retailer Funding Corporation and General
          Electric Capital Corporation, as a consenting party, dated as of October 1, 1990. (6)

10.23     Guaranty Agreement among the Company,             *
          BPO Finance Corporation, Retailer Funding
          Corporation and General Electric Capital
          Corporation dated as of October 1, 1990. (6)

10.24     Indemnification Agreement among BPO Finance         *
          Corporation, General Electric Capital Corpo-ration and Kidder Peabody & Co. Incorporated as of October 1, 1990. (6)

10.25     Retail Accounts Receivable Purchase Agreement       *
          among the Company, BPO Finance Corporation and The Wurlitzer Company dated as of October
          1, 1990. (6)

10.26     Amendment dated as of February 15, 1994 to          *
          the October 25, 1990 Amended and Restated
          Revolving Credit Agreement between the
          Company and General Electric Capital
          Corporation.  (12)

10.27     Amendment dated as of February 15, 1994 to          *
          the October 1, 1990 Purchase and Adminis-
          tration Agreement among the Company, Keyboard
          Acceptance Corporation (formerly known as
          BPO Finance Corporation), Retailer Funding
          Corporation and General Electric Capital
          Corporation as a consenting party.  (12)

10.28     Amendment dated as of February 15, 1994 to          *
          the October 1, 1990 Guaranty Agreement among
          the Company, Keyboard Acceptance Corporation,
          Retailer Funding Corporation and General
          Electric Capital Corporation.  (12)

10.29     Amended and Restated General Loan and Security      *
          Agreement dated as of February 24, 1994 between
          the Company and The Fifth Third Bank.  (12)


10.30     Irrevocable Standby Letter of Credit issued         *
          August 13, 1993 by The Fifth Third Bank on
          behalf of the Company in favor of Harold
          S. Smith.  (12)

10.31     Letter of Credit Reimbursement Agreement            *
          dated as of August 13, 1993 between the
          Company and The Fifth Third Bank.  (12)

10.32     Amendment to Office Space Lease Agreement           *
          between Baldwin Piano & Organ Company and
          Nooney Management Company dated as of
          June 11, 1991. (8)

10.33     Agreement dated as of September 30, 1992            *
          to be effective January 1, 1993 through
          March 31, 1996 between Baldwin Piano &
          Organ Company and International Chemical
          Workers Union and Local Union No. 800. (9)

10.34     Lease Agreement between Baldwin Piano &             *
          Organ Company and XL/Datacomp, Inc. dated as of October 14, 1992. (9)

10.35     Memorandum Agreement between Nippon Columbia        *
          Co., LTD. and The Wurlitzer Company dated as of November 15, 1992. (9)

10.36     Development Agreement between the Company           *
          and ENSONIQ Corp. dated as of April 15, 1993.
          (12)

10.37     Distribution Agreement between The Wurlitzer        *
          Company and GeneralMusic S.p.A. dated as of
          March 9, 1994.  (12)

10.38 Second Amendment dated as of December 1, 1994 to Purchase and Administration Agreement dated as of October 1, 1990 as amended by a First
          Amendment dated as of February 15, 1994 among Retailer Funding Corporation, Keyboard Accept-ance Corporation (formerly BPO Finance Corpo-ration) and General Electric Capital Corporation as a consenting party.

10.39     Indemnification Agreement dated as of December 1,
          1994 among General Electric Capital Corporation,
          Lehman Commercial Paper, Inc. and Keyboard
          Acceptance Corporation (formerly BPO Finance
          Corporation).

10.40 Amendment #4 dated as of September 30, 1994 to that certain Revolving Credit and Security
          Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between
          Baldwin Piano & Organ Company and General
          Electric Capital Corporation.

11.1 Statement regarding computation of per share earnings.

13.1 Information incorporated by reference from the Company's 1994 Annual Report to Shareholders for the year ended December 31, 1994: "Inde-pendent Auditors' Report", "Financial State-ments" (including Notes thereto), "Five Year
          Summary", "Management's Discussion and Analysis of Financial Condition", and "Market and Dividend Information".

21.1      Subsidiaries of the Company.

23.1      Consent of Independent Accountants.

27.1      Financial Data Schedule.

99.1      Baldwin Stock Repurchase Plan. (3)                  *

99.2      Amendment No. 1 to Baldwin Stock Repurchase         *
          Plan. (5)

99.3      Amendment No. 2 to Baldwin Stock Repurchase         *
          Plan. (7)

99.4      Press Release dated March 1, 1995.



  * Incorporated by reference as indicated in the applicable footnote.

 (1)      Incorporated by reference from the Company's Form S-1
          Registration Statement as declared effective by the Commission on October 8, 1986.

 (2) Incorporated by reference from the Company's Form 8-K dated February 23, 1988 as filed with the Commission on March 9, 1988.

 (3) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1987.

 (4) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1989.

 (5) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1989.

 (6) Incorporated by reference from the Company's Form 8-K dated October 25, 1990 as filed with the Commission on November 9, 1990.

 (7) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1990.

 (8) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

 (9) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1992.

(10)      Incorporated by reference from the Company's Form S-3
          Registration Statement as declared effective by the Commission on May 19, 1993.

(11) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

(12) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.