Form 10-Q
period 1995-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1995-05-12
CIK 797315

	       SECURITIES AND EXCHANGE COMMISSION

		      WASHINGTON, DC 20549

		      ____________________

			    FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
	     the Securities and Exchange Act of 1934
		      ____________________

For the Quarter ended                        Commission File Number
   March 31, 1995                                   0-14903


		  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)                Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
(Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code (513) 576-4500



     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No    .
					       ---        ---
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of May 1, 1995 is 3,415,196.

		       BALDWIN PIANO & ORGAN COMPANY

				   INDEX





PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of
	 March 31, 1995 and December 31, 1994

     Condensed Consolidated Statements of Earnings for the three months ended
	 March 31, 1995 and 1994

     Condensed Consolidated Statements of Cash Flows for the three months ended
	 March 31, 1995 and 1994

     Notes to Condensed Consolidated Financial
	 Statements, March 31, 1995

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

		   CONDENSED CONSOLIDATED BALANCE SHEETS
		   March 31, 1995 and December 31, 1994
			 (in thousands of dollars)

						March 31,   December 31,
ASSETS                                              1995           1994
					     -----------   ------------
Current assets:
   Cash .................................        $   459        $   344
   Receivables, net .....................         13,638         12,860
   Inventories ..........................         48,172         47,036
   Other current assets .................          7,152          8,557
						 -------        -------
	 Total current assets ...........         69,421         68,797
						 -------        -------
Installment receivables,
   less current portion .................          9,609          8,621
Property, plant and equipment, net ......         13,973         13,855
Other assets ............................          6,265          6,187
						 -------        -------
	 Total assets ...................        $99,268        $97,460
						 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $19,450        $16,746
   Accounts payable .....................          5,575          7,218
   Income taxes payable .................          1,940          1,522
   Accrued liabilities ..................          6,638          6,871
						 -------        -------
	 Total current liabilities ......         33,603         32,357
						 -------        -------
Long-term debt, less current portion ....          4,925          5,000
Other liabilities .......................          9,771          9,949
						 -------        -------
	 Total liabilities ..............         48,299         47,306
						 -------        -------
Shareholders' equity:
   Common stock .........................             41             41
   Additional paid-in capital ...........         12,002         12,002
   Retained earnings ....................         45,133         44,318
						 -------        -------
						  57,176         56,361

   Less cost of treasury shares .........         (6,207)        (6,207)
						 -------        -------
	 Total shareholders' equity .....         50,969         50,154

						 _______        _______
	 Total liabilities and
	 shareholders' equity ...........        $99,268        $97,460
						 =======        =======
[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

	       BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			      ______________

	       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

			    Three months ended
			  March 31, 1995 and 1994
	 (in thousands of dollars, except net earnings per share)


						    1995           1994
						 -------        -------
Net sales .................................      $29,760        $25,572
Cost of goods sold ........................       23,521         19,337
						 -------        -------
      Gross profit ........................        6,239          6,235

Income on the sale of
   installment receivables ................        1,223          1,389
Interest income on installment receivables.          156            122
Other operating income, net ...............          786            776
						 -------        -------
						   8,404          8,522

Operating expenses:
   Selling, general and administrative ....        6,359          6,621
   Provision for doubtful accounts ........          253            335
						 -------        -------
      Operating profit ....................        1,792          1,566

Interest expense ..........................          522            397
						 -------        -------
      Earnings before income taxes ........        1,270          1,169

Income taxes ..............................          455            464
						 -------        -------
      Net earnings ........................      $   815        $   705
						 =======        =======


Net earnings per share                             $ .24          $ .21
						   =====          =====


Average number of common shares outstanding        3,415          3,415
						   =====          =====
[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

	       BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			      ______________

	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			    Three months ended
			  March 31, 1995 and 1994
			 (in thousands of dollars)

INCREASE (DECREASE) IN CASH                          1995           1994
- ---------------------------                      --------       --------
Net cash used in operating activities ......     $   (666)      $ (5,051)

Net cash used in investing activities ......         (673)          (543)

Cash flows from financing activities:
   Installment contract
      receivables written .................       (14,747)       (10,608)
   Installment receivables liquidated .....         1,328          1,375
   Proceeds from sale of
      installment receivables .............        12,244          8,705
   Borrowing under long-term debt                   2,629          5,591
   Other ..................................          --              (82)
						 --------       --------
	 Net cash provided by
	   financing activities ...........         1,454          4,981
						 --------       --------
Net increase (decrease) in cash ...........           115           (613)
Cash at beginning of quarter ..............           344          1,203
						 --------       --------
Cash at end of quarter ....................      $    459       $    590
						 ========       ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the quarter for:
   Interest ...............................      $    576       $    409
						 ========       ========
   Income taxes ...........................      $     55       $    255
						 ========       ========
[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			     ______________

	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			     March 31, 1995
			(in thousands of dollars)


(1)   BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain informa-tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.

   The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended March 31, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES

     Inventories consist of the following (in thousands of dollars):

					    March 31,   December 31,
						 1995           1994
					     --------       --------
FIFO cost:
   Raw material .........................    $ 13,305       $ 11,790
   Work-in-process ......................       7,881          7,465
   Finished goods .......................      37,813         38,325
					     --------       --------
					       58,999         57,580

Excess of FIFO cost
   over LIFO inventory value ............     (10,827)       (10,544)
					     --------       --------
	 Net inventories ................    $ 48,172       $ 47,036
					     ========       ========

	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			    ________________

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	      ---------------------------------------------

1995 COMPARED TO 1994

   Net earnings were $.8 million compared to $.7 million in 1994. Net earnings progress came from improved control of expenses and continued strong performance from the retail installment business.

   Net sales increased to $29.8 million from $25.6 million in 1994. All strategic business groups -- acoustic pianos, digital pianos, church organs and contract electronics -- showed year-to-year sales progress. Piano sales were disproportionately higher than a year ago because an end-of-year 1993 dealer incentive program depressed first quarter 1994 sales. Strong Factory Direct sales and Wurlitzer digital products, not in existence last year, positively impacted 1995 sales.

   Gross profit for 1995 remained constant with the comparable period for 1994 due to lower margins in both the piano business and contract electronics business.

   The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The first quarter 1995 gross profit is $.3 million less than the amount that would have been presented had the first-in, first-out (FIFO) method been used.

   Income on the sale of installment receivables generated by the Company's financing operation for 1995 declined $.2 million from 1994. This decrease is primarily the result of higher interest costs under the floating interest rate provision of the sale agreement, partially offset by lower interest costs under the $20 million interest rate modification agreement. See "Liquidity and Capital Resources."

   Selling, general and administrative expenses for 1995 decreased $.3 million from 1994. This decrease was primarily due to reduced selling expenses.

   The provision for doubtful accounts declined $.1 million due to continued reductions in losses experienced.

   Interest expense for the first quarter of 1995 increased $.1 million from the comparable period in 1994 due to both higher interest rates and higher average borrowing.

	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			    ________________

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

INFLATION, OPERATIONS AND INTEREST RATES

   The impact of inflation on manufacturing and operating costs can affect the Company's results. However, the Company has generally been able to offset the effects of inflation by price increases and operating efficiencies.

   The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of materials into the environment. Although on several occasions the Company has been the subject of inquiries from government agencies and/or persons who may be held responsible for environmental liabilities relating to the sites in question, the Company has been made a party to actual proceedings on only one occasion to date. The Company's actual liability in such matter was not material. The Company does not anticipate that any environmental matters currently known to the Company will result in additional proceedings against the Company or in any material liability.

   The Company and its subsidiaries' operating results are sensitive to changes in interest rates primarily because of fixed interest rates on installment receivables and floating interest rates on a substantial portion of indebtedness. Additionally, the buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision.

   The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and interest rates on its new installment receivable contracts. In December 1994, the Company entered into a two year interest rate modification agreement to reduce the potential impact of increases in interest rates on $40.0 million of floating-rate long-term debt. The agreement entitles the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. The Company is exposed to credit losses in the event of non-performance by the counter-party to its interest rate cap, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counter-party will be able to fully satisfy their obligations under the contract. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty.

   Effective February 15, 1994, the annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of March 31, 1995, the interest rate was 7.75%.

	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			       ________________

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

     The Company ships musical instruments to its Baldwin dealer network on a consignment basis. Management believes the consignment program creates a competitive advantage for its dealers. Dealers are able to display a larger and more comprehensive product line than they may otherwise be able to without the Company's financial support. Also the consignment program is advantageous to the Company for income tax purposes, and management believes the consignment method minimizes losses from dealers.

     Because the Company finances inventory on consignment to Baldwin dealers, the Company's borrowing is higher than comparable companies not operating on the consignment basis. Management believes the advantages of the consignment program are greater than the risks associated with the higher leverage.

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At March 31, 1995, the Company had approximately $20.6 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at March 31, 1995, approximately $15.6 million is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

     In December 1994, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $82.0 million from $72.0 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

	     BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			    ________________

		MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       ----------------------------------------------------------

     At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold.

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the life of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer, is remitted to Finance as a service fee. In February 1994, Finance entered into a five year interest rate modification agreement on $20.0 million whereby, Finance will receive interest income to the extent the floating rate retained by the buyer exceeds 6% or will pay interest expense to the extent the floating rate is less than 6%. Finance is exposed to credit losses in the event of non-performance by the counterparty to its interest rate swap, but has no off-balance sheet credit risk of accounting loss. Finance anticipates, however, that the counterparty will be able to fully satisfy their obligations under the contract. Finance does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty.

     Proceeds from sale of installment receivables amounted to $12.2 million for the first quarter of 1995 compared to $8.7 million for the same period of 1994.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance remains contingently liable on approximate-ly $67.9 million of installment receivables as of March 31, 1995. The Company believes the financial statements contain adequate reserves for any uncollectible installment receivables.

     Certain Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. Dealers can borrow money from the bank based upon the value of the inventory purchased from Wurlitzer, with the keyboard instruments pledged as collateral. The dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $2.2 million of the outstanding dealer notes. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

	      BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
			    ________________

		 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
     ----------------------------------------------------------


     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through May 3, 1995, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $.7 million in the first quarter of 1995 and $.5 million in the comparable period of 1994. At March 31, 1995, the Company had no significant outstanding capital commitments.

			PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in litigation arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

     No changes have been made to the instruments defining the right of the holders of the Company's common stock or to the rights of such shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is not in default nor has it defaulted on any indebted-ness. The Company is not obligated to pay any dividends or other payment to any of its shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the first quarter of 1995.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	  (a)  Exhibits
	       --------
	       10.1  Amendment #5 to Revolving Credit and Security
		     Agreement.
	       10.2 Amendment No. 1 to Amended and Restated General Loan and Security Agreement.
	       19.1  1995 First Quarter Report to Shareholders of the
		     Company.
	       27.1  Financial Data Schedule.
	       99.1  Press Release dated April 24, 1995.


		     ------------------------------


     Index to Exhibits appears on sequentially numbered page 15.

	  (b)  Reports on Form 8-K
	       -------------------
	       The Company filed no reports on Form 8-K during the first quarter of 1995.

			       SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				   BALDWIN PIANO & ORGAN COMPANY



DATE:      May 4, 1995             BY:       KAREN L. HENDRICKS
      ---------------------            ------------------------------
				       Karen L. Hendricks, Chief
				       Executive Officer (Principal
				       Executive Officer) and
				       President




DATE:      May 4, 1995             BY:      CHARLES R. JUENGLING
      ---------------------            ------------------------------
				       Charles R. Juengling, Vice
				       President/Treasurer/Secretary
				       (Chief Accounting Officer)

			     INDEX TO EXHIBITS




Exhibit Number                  Exhibit
- --------------                  -------
     10.1           Amendment #5 to Revolving Credit
		    and Security agreement.

     10.2           Amendment No. 1 to Amended and
		    Restated General Loan and
		    Security Agreement.

     19.1           1995 First Quarter Report to
		    Shareholders of the Company.

     99.1           Press Release dated
		    April 24, 1995.

     27.1           Financial Data Schedule.