Form 10-Q
period 1995-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1995-08-11
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                      ____________________

                            FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                      ____________________

For the Quarter ended                        Commission File Number
   June 30, 1995                                    0-14903


                  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of August 1, 1995 is 3,415,196.

                       BALDWIN PIANO & ORGAN COMPANY

                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of
         June 30, 1995 and December 31, 1994

     Condensed Consolidated Statements of Earnings for the three months and six months ended
         June 30, 1995 and 1994

     Condensed Consolidated Statements of Cash Flows for the six months ended
         June 30, 1995 and 1994

     Notes to Condensed Consolidated Financial
         Statements, June 30, 1995

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

   Item 4.  Submission of Matters to a Vote
               of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 1995 and December 31, 1994
                         (in thousands of dollars)

                                                  June 30,  December 31,
ASSETS                                               1995          1994
                                             ------------  ------------
Current assets:
   Cash .................................        $    574       $   344
   Receivables, net .....................          14,901        12,860
   Inventories ..........................          47,613        47,036
   Other current assets .................           6,557         8,557
                                                 --------       -------
         Total current assets ...........          69,645        68,797
                                                 --------       -------
Installment receivables,
   less current portion .................           9,580         8,621
Property, plant and equipment, net ......          14,314        13,855
Other assets ............................           6,686         6,187
                                                 --------       -------
         Total assets ...................        $100,225       $97,460
                                                 ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $ 20,581       $16,746
   Accounts payable .....................           4,727         7,218
   Income taxes payable .................           1,432         1,522
   Accrued liabilities ..................           7,579         6,871
                                                 --------       -------
         Total current liabilities ......          34,319        32,357
                                                 --------       -------
Long-term debt, less current portion ....           4,700         5,000
Other liabilities .......................           9,406         9,949
                                                 --------       -------
         Total liabilities ..............          48,425        47,306
                                                 --------       -------
Shareholders' equity:
   Common stock .........................              41            41
   Additional paid-in capital ...........          12,002        12,002
   Retained earnings ....................          45,964        44,318
                                                 --------       -------
                                                   58,007        56,361

   Less cost of treasury shares .........          (6,207)       (6,207)
                                                 --------       -------
         Total shareholders' equity .....          51,800        50,154
                                                 ________       _______
         Total liabilities and
         shareholders' equity ...........        $100,225       $97,460
                                                 ========       =======

<FN1>
See accompanying Notes to Condensed Consolidated Financial Statements.

               BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

         (in thousands of dollars, except net earnings per share)


                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                   ------------------    -----------------
                                    1995       1994       1995       1994
                                   -------   --------    -------   -------
Net sales ......................   $30,688   $28,076     $60,448   $53,648
Cost of goods sold .............    24,070    21,387      47,591    40,724
                                   -------   -------     -------   -------
         Gross profit ..........     6,618     6,689      12,857    12,924

Income on the sale of
   installment receivables .....     1,249     1,252       2,472     2,641
Interest income on
   installment receivables .....       146       149         302       271
Other operating income, net ....       701       749       1,487     1,525
                                   -------   -------     -------   -------
                                     8,714     8,839      17,118    17,361

Operating expenses:
   Selling, general
      and administrative .......     6,609     6,959      12,968    13,580
   Provision for
      doubtful accounts ........       244       325         497       660
                                   -------   -------     -------   -------
         Operating profit ......     1,861     1,555       3,653     3,121

Interest expense ...............       503       462       1,025       859
                                   -------   -------     -------   -------
   Earnings before
      income taxes .............     1,358     1,093       2,628     2,262

Income taxes                           527       420         982       884
                                   -------   -------     -------   -------
         Net earnings ..........   $   831   $   673     $ 1,646   $ 1,378
                                   =======   =======     =======   =======

Net earnings per share .........      $.24      $.20        $.48      $.40
                                      ====      ====        ====      ====
Average number of common
   shares outstanding ..........     3,415     3,415       3,415     3,415
                                     =====     =====       =====     =====


<FN1>
See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six months ended
                          June 30, 1995 and 1994
                         (in thousands of dollars)



INCREASE (DECREASE) IN CASH                          1995           1994
- ---------------------------                      --------       --------
Net cash used in operating activities ......     $   (594)      $ (8,140)

Net cash used in investing activities ......       (1,567)        (1,283)

Cash flows from financing activities:
   Installment contract
      receivables written .................       (28,694)       (22,195)
   Installment receivables liquidated .....         2,897          2,666
   Proceeds from sale of
      installment receivables .............        24,653         19,025
   Borrowing under long-term debt .........         3,535          9,297
   Other ..................................          --              (82)
                                                 --------       --------
         Net cash provided by
           financing activities ...........         2,391          8,711
                                                 --------       --------
Net increase (decrease) in cash ...........           230           (712)
Cash at beginning of period ...............           344          1,203
                                                 --------       --------
Cash at end of period .....................      $    574       $    491
                                                 ========       ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest ...............................      $  1,095       $    795
                                                 ========       ========
   Income taxes ...........................      $  1,101       $  1,501
                                                 ========       ========


<FN1>
See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995
                        (in thousands of dollars)


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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES

       Inventories consist of the following:

                                                 June 30,   December 31,
                                                    1995           1994
                                                --------       --------
FIFO cost:
     Raw material .........................     $ 13,251       $ 11,790
     Work-in-process ......................        7,106          7,465
     Finished goods .......................       38,385         38,325
                                                --------       --------
                                                  58,742         57,580

Excess of FIFO cost
     over LIFO inventory value ............      (11,129)       (10,544)
                                                --------       --------
          Net inventories .................     $ 47,613       $ 47,036
                                                ========       ========

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

1995 COMPARED TO 1994

     Net earnings for the three months ended June 30, 1995 increased 23% to $.8 million up from $.7 million in 1994. Net earnings per share rose correspondingly, to $.24 from $.20 in 1994. Earnings progress came from improved control of selling, general and administrative expenses.

     Sales for the three month period ended June 30, 1995 increased 9% to $30.7 million, up from $28.1 million in 1994. The contracting business showed sales growth of 34% over 1994. Acoustic pianos and church organ sales also showed good progress over 1994.

     For the first six months of 1995, net earnings rose 19% to $1.6 million, up from $1.4 million in 1994. Net earnings per share increased correspondingly, to $.48 from $.40. Sales increased 13% to $60.4 million, up from $53.6 million last year.

     Gross profit did not increase with the growth in sales. This is the result of higher production costs and a larger proportion of total sales coming from outside contracting, which carries a lower gross margin.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and six months ended June 30, 1995 is $.3 million and $.6 million less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables generated by the Company's financing operation for the three months and six months ended June 30, 1995, respectively, was slightly lower than the comparable periods in 1994. This decrease is primarily the result of higher interest costs under the floating interest rate provision of the sale agreement. See "Liquidity and Capital Resources."

     Selling, general and administrative expenses decreased $.3 million and $.6 million for the three months and six months ended June 30, 1995, respectively, from the comparable periods in 1994. The decreases are primarily due to reduced selling expenses.

     The provision for doubtful accounts declined $.1 million and $.2 million for the three months and six months ended June 30, 1995, respectively, from the comparable periods in 1994. This decline is due to continued reductions in losses experienced.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Interest expense increased $.1 million and $.2 million for the three months and six months ended June 30, 1995, respectively, from the comparable periods in 1994. This increase was due to both higher interest rates and higher average borrowing.


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

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Effective February 15, 1994, the annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of June 30, 1995, the interest rate was 7.56%.


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

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At June 30, 1995, the Company had approximately $19.7 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at June 30, 1995, approximately $14.7 million is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

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

     Proceeds from sale of installment receivables amounted to $24.7 million for the first six months of 1995 compared to $19.0 million for the same period of 1994.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance remains contingently liable on approximate-ly $67.3 million of installment receivables as of June 30, 1995. The Company believes the financial statements contain adequate reserves for any uncollectible installment receivables.

     Certain Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. Dealers can borrow money from the bank based upon the value of the inventory purchased from Wurlitzer, with the keyboard instruments pledged as collateral. The dealers had $5.8 million outstanding under this floor plan arrangement, as of June 30, 1995. The

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

     During the second quarter of 1995, the Company announced its plans to consolidate independent Baldwin and Wurlitzer sales organizations into one, representing both brands to the dealers. In parallel, the Baldwin and Wurlitzer dealer networks are being combined, reducing the overall number of dealers carrying the Baldwin and Wurlitzer brands. The effect of these changes is to reduce overall overhead, giving Wurlitzer a better opportunity for profitable growth.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through August 4, 1995, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $1.6 million in the first six months of 1995 and $1.3 million in the comparable period of 1994. At June 30, 1995, the Company had outstanding capital commitments amounting to approximately $1.6 million.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the second quarter of 1995, other than matters arising in connection with the annual meeting of the Company's shareholders held on May 9, 1995. At that meeting, the only matters submitted to a vote of the shareholders were the election of directors and the approval of the appointment of the Company's auditors. All of the Company's existing directors were elected to serve as directors until the 1996 annual shareholders meeting by the following vote of the Company's shareholders:

                                                Votes
                                           For      Withheld
                                        ---------   --------
          George E. Castrucci           2,600,993      2,100
          R. S. Harrison                2,600,993      2,100
          Joseph H. Head, Jr.           2,600,893      2,200
          Karen L. Hendricks            2,600,993      2,100
          Roger L. Howe                 2,600,993      2,100

     KPMG Peat Marwick LLP was approved as the Company's auditor for 1995 with 2,602,593 votes cast "For", 100 votes "Against" and 400 votes "Abstained."


ITEM 5.  OTHER INFORMATION

     Not applicable.

                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               19.1  1995 Second Quarter Report to Shareholders of the
                     Company.
               27.1  Financial Data Schedule.
               99.1  Press Release dated May 19, 1995.
               99.2  Press Release dated July 7, 1995.
               99.3  Press Release dated July 26, 1995.


                     ------------------------------



     Index to Exhibits appears on sequentially numbered page 15.

          (b)  Reports on Form 8-K
               -------------------
               The Company filed no reports on Form 8-K during the second quarter of 1995.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BALDWIN PIANO & ORGAN COMPANY



DATE:      August 7, 1995          BY:       KAREN L. HENDRICKS
      ------------------------         ------------------------------
                                       Karen L. Hendricks, Chief
                                       Executive Officer (Principal
                                       Executive Officer) and
                                       President




DATE:      August 7, 1995          BY:      CHARLES R. JUENGLING
      ------------------------         ------------------------------
                                       Charles R. Juengling, Vice
                                       President/Treasurer/Secretary
                                       (Chief Accounting Officer)

                             INDEX TO EXHIBITS




Exhibit Number                  Exhibit
- --------------                  -------

     19.1           1995 Second Quarter Report to
                    Shareholders of the Company.

     99.1           Press Release dated
                    May 19, 1995.

     99.2           Press Release dated
                    July 7, 1995.

     99.3           Press Release dated
                    July 26, 1995.

     27.1           Financial Data Schedule.