Form 10-Q
period 1995-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1995-11-13
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                      ____________________

                            FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                      ____________________

For the Quarter ended                        Commission File Number
 September 30, 1995                                 0-14903


                  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of November 1, 1995 is 3,415,196.

                        BALDWIN PIANO & ORGAN COMPANY

                                   INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of
         September 30, 1995 and December 31, 1994

     Condensed Consolidated Statements of Earnings for the three months and nine months ended
         September 30, 1995 and 1994

     Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1995 and 1994

     Notes to Condensed Consolidated Financial
         Statements, September 30, 1995

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

   Item 4.  Submission of Matters to a Vote
               of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 September 30, 1995 and December 31, 1994
                         (in thousands of dollars)
                                             September 30,  December 31,
ASSETS                                               1995          1994
                                             ------------  ------------
Current assets:
   Cash .................................        $    799       $   344
   Receivables, net .....................          13,047        12,860
   Inventories ..........................          47,606        47,036
   Other current assets .................           7,326         8,557
                                                 --------       -------
         Total current assets ...........          68,778        68,797
                                                 --------       -------
Installment receivables,
   less current portion .................           9,911         8,621
Property, plant and equipment, net ......          15,229        13,855
Other assets ............................           6,650         6,187
                                                 --------       -------
         Total assets ...................        $100,568       $97,460
                                                 ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $ 18,945       $16,746
   Accounts payable .....................           6,988         7,218
   Income taxes payable .................           1,634         1,522
   Accrued liabilities ..................           7,206         6,871
                                                 --------       -------
         Total current liabilities ......          34,773        32,357
                                                 --------       -------
Long-term debt, less current portion ....           4,475         5,000
Other liabilities .......................           8,850         9,949
                                                 --------       -------
         Total liabilities ..............          48,098        47,306
                                                 --------       -------
Shareholders' equity:
   Common stock .........................              41            41
   Additional paid-in capital ...........          12,002        12,002
   Retained earnings ....................          46,634        44,318
                                                 --------       -------
                                                   58,677        56,361
   Less cost of treasury shares .........          (6,207)       (6,207)
                                                 --------       -------
         Total shareholders' equity .....          52,470        50,154
                                                 ________       _______
         Total liabilities and
         shareholders' equity ...........        $100,568       $97,460
                                                 ========       =======

<F1>  See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

         (in thousands of dollars, except net earnings per share)

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   -----------------     -----------------
                                      1995      1994        1995      1994
                                   -------   -------     -------   -------
Net sales ......................   $26,519   $30,570     $86,967   $84,218
Cost of goods sold .............    21,209    24,031      68,800    64,755
                                   -------   -------     -------   -------
         Gross profit ..........     5,310     6,539      18,167    19,463

Income on the sale of
   installment receivables .....     1,280     1,186       3,752     3,827
Interest income on
   installment receivables .....       157       116         459       387
Other operating income, net ....       735       739       2,222     2,264
                                   -------   -------     -------   -------
                                     7,482     8,580      24,600    25,941

Operating expenses:
   Selling, general
      and administrative .......     5,741     6,616      18,709    20,196
   Provision for
      doubtful accounts ........       234       324         731       984
                                   -------   -------     -------   -------
         Operating profit ......     1,507     1,640       5,160     4,761

Interest expense ...............       465       583       1,490     1,442
                                   -------   -------     -------   -------
         Earnings before
            income taxes .......     1,042     1,057       3,670     3,319

Income taxes                           371       385       1,353     1,269
                                   -------   -------     -------   -------
         Net earnings ..........   $   671   $   672     $ 2,317   $ 2,050
                                   =======   =======     =======   =======

Net earnings per share .........      $.20      $.20        $.68      $.60
                                      ====      ====        ====      ====
Average number of common
   shares outstanding ..........     3,415     3,415       3,415     3,415
                                     =====     =====       =====     =====

<FN1>  See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Nine months ended
                        September 30, 1995 and 1994
                         (in thousands of dollars)


INCREASE (DECREASE) IN CASH                          1995           1994
---------------------------                      --------       --------
Net cash provided by
   (used in) operating activities ..........     $  3,442       $(11,465)

Net cash used in investing activities ......       (3,033)        (2,000)

Cash flows from financing activities:
   Installment contract
      receivables written .................       (43,627)       (37,487)
   Installment receivables liquidated .....         4,139          3,359
   Proceeds from sale of
      installment receivables .............        37,861         32,814
   Borrowing under long-term debt .........         1,673         14,194
   Other ..................................          --              (82)
                                                 --------       --------
         Net cash provided by
           financing activities ...........            46         12,798
                                                 --------       --------
Net increase (decrease) in cash ...........           455           (667)
Cash at beginning of period ...............           344          1,203
                                                 --------       --------
Cash at end of period .....................      $    799       $    536
                                                 ========       ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the period for:
   Interest ...............................      $  1,562       $  1,295
                                                 ========       ========
   Income taxes ...........................      $  1,282       $  2,183
                                                 ========       ========

<FN1>  See accompanying Notes to Condensed Consolidated Financial Statements.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1995
                        (in thousands of dollars)


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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

     Inventories consist of the following:
                                            September 30,   December 31,
                                                    1995           1994
                                            ------------    -----------
  FIFO cost:
          Raw material ....................     $ 13,019       $ 11,790
          Work-in-process .................        7,456          7,465
          Finished goods ..................       38,525         38,325
                                                --------       --------
                                                  59,000         57,580

     Excess of FIFO cost
          over LIFO inventory value .......      (11,394)       (10,544)
                                                --------       --------
               Net inventories ............     $ 47,606       $ 47,036
                                                ========       ========

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

1995 COMPARED TO 1994

     Net earnings and net earnings per share of $.7 million and $.20, respectively, for the three month period ended September 30, 1995 were the same as the corresponding period in 1994. Net sales were down 13% for the quarter compared to last year, $26.5 million from $30.6 million. Despite lower sales, net earnings were comparable to 1994, primarily as a result of reductions in selling, general and administrative expenses.

     The majority of the sales decline in the third quarter of 1995 is a result of the consolidation of Baldwin and Wurlitzer dealer networks. As of June 1, 1995, discontinued dealers were notified that they had ninety days to complete their termination with Baldwin. During this time, fewer units were sold to these discontinued dealers while newly assigned dealers were prohibited contractually from selling Wurlitzer products. In addition, beginning September 1, Baldwin began shipping all Wurlitzer products under its consignment program. Under this program, sales are reported when the Company receives payment from a dealer rather than, as Wurlitzer did, when the instruments were shipped to a dealer. The result is a reduction in the sales reported in the current quarter compared to the same quarter last year.

     Net earnings for the first nine months of 1995 increased 13% to $2.3 million ($.68 per share) from $2.1 million ($.60 per share) in 1994. The increase in net earnings was a result of reductions in selling, general and administrative expenses, partially offset by higher production costs in the keyboard instrument business and an increased percentage of sales coming from furniture and music contracting businesses which carry a lower margin. Net sales for the first nine months of 1995 increased 3% to $87.0 million from $84.2 million in 1994, reflecting increases in contract electronics, contract music and furniture, and church organs.

     Gross profit for the three months ended September 30, 1995, declined from the comparable period in 1994 primarily as a result of the decline in sales. The decline in gross profit for the first nine months of 1995 is a result of higher production costs in the keyboard instrument business and an increased percentage of sales coming from furniture and music contracting businesses which carry a lower margin.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and nine months ended September 30, 1995 is $.3 million and $.9 million less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Income on the sale of installment receivables generated by the Company's financing operation for the three months ended September 30, 1995, increased 8% over the previous year due to a higher receivable portfolio, more than offsetting the effects of higher interest costs. Income on the sale of installment receivables for the nine months ended September 30, 1995, was slightly lower than the previous year due to higher interest costs.

     Selling, general and administrative expenses decreased $.9 million and $1.5 million for the three months and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. The reductions for the three months ended September 30, 1995, relate primarily to closing Baldwin's retail locations in Chicago and the consolidation of the Baldwin and Wurlitzer dealer networks.

     The provision for doubtful accounts declined $.1 million and $.3 million for the three months and nine months ended September 30, 1995, respectively, from the comparable periods in 1994. This decline is due to continued reductions in losses experienced.

     Interest expense for the third quarter ended September 30, 1995, decreased $.1 million from the comparable period in 1994 due to reduced average borrowing.


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

     Effective February 15, 1994, the annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of September 30, 1995, the interest rate was 7.47%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company and its wholly-owned finance subsidiary (Finance) require significant working capital to support their operations. Working capital requirements fluctuate throughout the year.

     The Company ships musical instruments to its dealer network on a consignment basis. Management believes the consignment program creates a competitive advantage for its dealers. Dealers are able to display a larger and more comprehensive product line than they may otherwise be able to without the Company's financial support. Also the consignment program is advantageous to the Company for income tax purposes, and management believes the consignment method minimizes losses from dealers.

     Because the Company finances inventory on consignment to its dealers, the Company's borrowing is higher than comparable companies not operating on the consignment basis. Management believes the advantages of the consignment program are greater than the risks associated with the higher leverage.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------


     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At September 30, 1995, the Company had approximately $21.6 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at September 30, 1995, approximately $16.6 million is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

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

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------


     Proceeds from sale of installment receivables amounted to $37.9 million for the first nine months of 1995 compared to $32.8 million for the same period of 1994.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance remains contingently liable on approximate-ly $68.7 million of installment receivables as of September 30, 1995. The Company believes the financial statements contain adequate reserves for any uncollectible installment receivables.

     Certain former Wurlitzer dealers financed their inventory with floor plan loans from an independent bank. Those dealers were permitted to borrow money from the bank based upon the value of the inventory purchased from Wurlitzer, with the keyboard instruments pledged as collateral. The dealers had $4.6 million outstanding under this floor plan arrangement, as of September 30, 1995. The dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request the Company to repurchase notes due from delinquent dealers. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

     In the third quarter of 1995, the Company consolidated its indepen-dent Baldwin and Wurlitzer sales organizations into one, representing both brands to the dealers. In parallel, the Baldwin and Wurlitzer dealer networks were combined, reducing the overall number of dealers carrying the Baldwin and Wurlitzer brands. The effect of these changes reduced overall overhead.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through November 1, 1995, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $3.0 million in the first nine months of 1995 and $2.0 million in the comparable period of 1994. At September 30, 1995, the Company had no significant outstanding capital commitments.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the third quarter of 1995.


ITEM 5.  OTHER INFORMATION

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               10.1 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995.
               19.1  1995 Third Quarter Report to Shareholders of the
                     Company.
               27.1  Financial Data Schedule.
               99.1  Press Release dated October 20, 1995.

                     ------------------------------

     Index to Exhibits appears on sequentially numbered page 14.

          (b)  Reports on Form 8-K
               -------------------
               The Company filed no reports on Form 8-K during the third quarter of 1995.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BALDWIN PIANO & ORGAN COMPANY



DATE:     November 6, 1995         BY:       KAREN L. HENDRICKS
      -------------------------        ------------------------------
                                       Karen L. Hendricks, Chief
                                       Executive Officer and
                                       President




DATE:     November 6, 1995         BY:      CHARLES R. JUENGLING
      -------------------------        ------------------------------
                                       Charles R. Juengling, Vice
                                       President/Treasurer/Secretary

                             INDEX TO EXHIBITS


Exhibit Number                  Exhibit
--------------                  -------

     10.1           Distribution Agreement between
                    Baldwin Piano & Organ Company
                    and GeneralMusic S.p.A. dated
                    as of July 1, 1995.

     19.1           1995 Third Quarter Report to
                    Shareholders of the Company.

     99.1           Press Release dated
                    October 20, 1995.

     27.1           Financial Data Schedule.