Form 10-K405
period 1995-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1996-03-29
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                 		     WASHINGTON, D.C.  20549

                        _______________________

                       			    FORM 10-K

          	Annual Report Pursuant to Section 13 or 15(d) of
         	     the Securities and Exchange Act of 1934
                  	     _______________________

For the fiscal year ended                    Commission File Number
    December 31, 1995                                0-14903



                		  Baldwin Piano & Organ Company
        (Exact name of registrant as specified in its charter)


Delaware                                     31-1091812
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification No.)


422 Wards Corner Road
Loveland, Ohio                               45140-8390
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements or any amendment to this Form 10-K.     {X}

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $43,832,470 based upon the $14.50 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 15, 1996.

     The number of outstanding shares of Common Stock of Baldwin
Piano & Organ Company ("Company"), as of March 15, 1996, is
3,415,196.

      	       DOCUMENTS INCORPORATED BY REFERENCE

     Part of the information required by Item 1 of Part I and all of the information required by Items 5-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("1995 Annual Report to Shareholders"). The information required by Items 10-13 of Part III of this Form 10-K is incorporated in whole or in part by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about April 5, 1996 relating to the Company's 1996 Annual Meeting of Shareholders ("1996 Proxy Statement").

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

    As a leader in the U.S. keyboard market, the Company manufac-tures and markets a full range of quality keyboard instruments featuring the Baldwin, Wurlitzer and Chickering trademarks. From artist-accepted concert grand pianos to innovative digital keyboards, renowned Baldwin instruments are found in homes, churches, academic institutions and concert halls across the nation.

     Baldwin expands on its core business by providing in-house installment financing of musical products. With an emphasis on superior service, Keyboard Acceptance Corporation, a wholly-owned Baldwin subsidiary, continues to grow. Baldwin is the only U.S. musical products manufacturer to offer consumer financing of its instruments.

     Through its Special Products Division, Baldwin offers electronic and electromechanical design and manufacturing services for Original Equipment Manufacturers. With quality services and on-time delivery, Baldwin is expanding its business in this industry.

     Sales of the Company's products are set forth by category in the following table:

                                					(dollars in thousands)

                         			  	      Year Ended December 31,
                            				   ----------------------------
                            				     1995      1994      1993

                            				   --------  --------  --------
     Musical Products ...........  $ 79,942  $ 85,840  $ 87,009
     Electronic Contracting .....    30,612    28,361    28,908
     Other ......................    12,080     8,146     4,741
                            				   --------  --------  --------
               Total ............  $122,634  $122,347  $120,658
                            				   ========  ========  ========
_______________


     The information regarding segment financial data of the Company as required by Item 101 of Regulation S-K is incorporated herein by reference from page 23 of the Company's 1995 Annual Report to Shareholders appearing under the note caption "Segment Information".

MUSICAL PRODUCTS

	  Since 1862, Baldwin musical products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin musical products represent a broad range of acoustic and electronic instruments aimed at an equally broad consumer base, consistent with the Company heritage. Baldwin musical products are sold through Company-owned retail stores, domestic wholesale dealers, factory direct sales and an international dealer network.


ACOUSTIC PIANOS

	  The Company's premier product is the Baldwin concert grand piano. The Company is one of only two domestic manufacturers of pianos generally accepted for concert performances and the only such manufacturer also producing a full line of vertical pianos. The Company has successfully incorporated a number of enhancements into its vertical piano lines designed for home and institutional use. The Company believes that the quality and durability of the Baldwin concert grand pianos enhance the reputation, marketability and profit margins of its entire product line.

	  In 1995, the Company's product lines were repositioned to eliminate product overlap and make Baldwin acoustic offerings clearer to consumers. Baldwin now offers the three American brands, Baldwin, Chickering and Wurlitzer, that have represented nearly 50% of domestic new piano purchases over the past four decades. In addition, separate Baldwin and Wurlitzer dealer and sales organizations were consolidated into a single, more efficient distribution network.

	  To develop this strong brand lineup and take advantage of market opportunities, Baldwin introduced a significant number of product enhancements and new models in 1995. The most important was the introduction of the American-made Chickering grand piano. Targeted to fill the niche for mid-priced grands, orders have begun to increase in the fourth quarter of 1995. Also, Baldwin's flagship Artist Series grand piano line was expanded with the introduction of the Louis XVI furniture model.

	  Baldwin Classic Series vertical pianos, marketed to compete in the highest volume segment of the category, were greatly enhanced with new touch response and tonal performance features. The Baldwin Acrosonic, originally introduced in 1936, continues to be one of America's best-selling pianos. These upper-end vertical pianos were refined with three new decorative stylings.

	  The Company's product line offers over 60 different styles and finishes of pianos in all classes ranging from 9-foot concert grands to 37-inch spinets.


DIGITAL KEYBOARDS

	  Baldwin distributes a broad range of electronic keyboard instruments from small portables to large church organs.

	  In 1995, industry wide unit sales in the U.S. digital keyboard category grew to almost 60% of the size of the U.S. acoustic piano industry unit sales. An increasing number of Baldwin piano dealers now report that a significant percentage of their business comes from digital keyboard sales. To gain a greater share of this growing segment, Baldwin introduced a new digital piano product line in September 1995. Called Baldwin Pianovelle, these instruments employ Dimensional Acoustic Synthesis to recreate the classic sound of an acoustic piano.

	  Pianovelle products are manufactured in Italy by General-music, Europe's largest digital keyboard manufacturer.
Baldwin is working closely with this manufacturer to pioneer new technologies, which are resulting in exciting new products for consumers.

	  Church Organ Systems (COS) is a Baldwin business unit which focuses on the changing musical needs of churches. The
Company's current series of church organs offer significant value at a competitive price.

	  In 1995 COS achieved its highest sales since its formation in 1992. To further strengthen its leadership in the market for smaller church organs, COS recently introduced six new organ models in this niche.


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

	  In the digital keyboard market, the Company uses outside sources for the development and production of its products. Outsourcing has enabled the Company to reduce overall operating costs while benefiting from other companies' expertise in advanced electronic technology and new material development. The Company is also marketing a music reproduction system that transforms standard acoustic pianos into modern electronic reproducing player instru-ments. The system provides the capability of playing back an original piano performance and has the flexibility of full musical accompaniment. Commercial musical "Libraries" are available which can be operated by remote control.

	  During 1995, 1994 and 1993, the Company's research and development expenses were $500,592, $524,241 and $597,353, respectively.


MARKETING AND DISTRIBUTION

	  The Company distributes its keyboard musical instruments in North America through approximately 425 independent dealers and 11 Company owned stores operating in five major metropolitan areas.

	  During 1995, separate Baldwin and Wurlitzer dealer organizations were consolidated into a single, more efficient distribution network. In 1995, no single dealer accounted for more than 4% of the Company's keyboard musical instrument sales and the ten largest dealers accounted for approximately 16% of such sales.

	  The Company's domestic sales leadership is attributable, in part, to its excellent dealer network. The Company believes that it has been able to attract and maintain its dealers by offering a superior product line and numerous programs and services designed to assist dealers, including:

	- An industry wide effort to demonstrate that piano lessons can be a powerful tool in improving overall learning ability and to communicate these significant benefits to the parents of young children throughout North America.

	- An inventory financing program in which the Company finances the musical instruments on the dealer's showroom floor, thus permitting the dealer to carry a broader product line.

	- An installment finance program offering retail customers a source of credit and assurance of the Company's continued interest in product performance.

	- An artist endorsement program in which over 375 well-known pianists, composers, conductors, vocalists and music organizations endorse Baldwin grand pianos, providing dealers with extensive national and local product publicity and a method of product differentiation.

	- A dealer support program, providing training, promotional assistance, and incentives.

	- Sponsorship of educational activities, including piano competitions, recitals and music fellowships.

	  The Company operates 11 Company owned retail outlets in Atlanta, Cincinnati, Indianapolis and Louisville and Lexington, Kentucky. These Company owned retail outlets, which sell the Company's product lines, are generally located in areas where they do not compete directly with the Company's independent dealers.
The Company believes that the existence of this potential competi-tion has not adversely affected the Company's relationship with its independent dealers.

	  In addition to accounting for approximately 10% of the Company's total keyboard sales in 1995, Baldwin's retail stores provide the Company with new retailing concepts, a better under-standing of dealer problems and a source of management talent.

	  Baldwin introduced the Factory Direct Sales Program in
1994 to access customers outside the geographic reach of Company's independent dealer network. This program accounted for approxi-mately 8% of the Company's total keyboard sales in 1995.

	  The Company's products are distributed in Canada through approximately 40 independent dealers representing approximately 5% of the Company's keyboard sales. The Company markets products through a number of distributors in other areas of the world, accounting for approximately 2% of the Company's keyboard sales in 1995.

MARKETS AND COMPETITION

  	The principal markets for the Company's acoustic and electronic pianos are families with children of ages 6 to 12, young adults and educational institutions. The principal markets for the Company's organs are religious and educational institutions.

	  The domestic keyboard musical instrument market has contracted in recent years. Industry wide annual unit sales of acoustic pianos in the United States have declined 10% since 1993. The Company competes with a number of domestic and foreign manufacturers based on prices relative to tone qualities, perfor-mance characteristics and appearance.

	  The Company's market share for acoustic pianos has averaged approximately 24% since 1993, and approximates 24% in 1995. In 1995, Baldwin stabilized its share for the first time after a five-year decline. The Company believes that no single manufacturer has a domestic market share larger than the Company's.

	  Based on industry statistics, foreign piano manufacturers' combined market share for acoustic pianos has averaged approximately 51% since 1993. By 1995, imports' share of the market had increased to 61%. Foreign competition in the piano market is most heavily concentrated in the market for small grand pianos and, to a lesser extent, in the market for large vertical pianos.

	  Electronic digital pianos, with annual industry sales of approximately 54,000 units, are approaching acoustic pianos in popularity. In 1995, industry unit sales decreased by 3%. These units offer full sized touch sensitive dynamic keyboards which are considered by some potential customers as a viable substitute for a new or used acoustic piano. To gain a greater share of this segment, Baldwin introduced a new digital piano product line in September 1995. Called Baldwin Pianovelle, these instruments employ Dimensional Acoustic Synthesis to recreate the classic sound of an acoustic piano. The Company continues to maintain its digital market share of approximately 4% and intends to continue to aggressively pursue a higher market share in this area.

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

	  The institutional organ market, comprised mainly of sales to religious and civic organizations, has remained stable over the last five years. The Company no longer sells conventional home organs. Market statistics regarding organ sales are not main-tained, and therefore the Company's market share of organ sales cannot be reliably determined.

	  The Company sells church organs through a separate division, Church Organ Systems, dedicated exclusively to selling church organs. The collection of instruments is one of the broadest product lines in the church organ market. This division continues to build its own organization of dealers selected for their qualifications in the highly specialized area of church organ sales, installation and service.

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


CONTRACT ELECTRONICS

     In 1984, the Company began manufacturing printed circuit board assemblies for manufacturers outside the music industry. Current-ly, the Baldwin Special Products Division provides electronic and electromechanical products and services to a broad range of Original Equipment Manufacturers. Final applications include commercial and industrial power controls, medical diagnostic and monitoring equipment, heating and air conditioning systems, semiconductor fabrication equipment, vending machines and home audio systems.

     Through increased resource investment, improved work systems and expanded customer/supplier partnerships, the Baldwin Special Products Division continues to increase business with current customers. In addition, it is developing opportunities with new customers in existing market segments and entering segments where Baldwin does not currently compete.

     The Baldwin Special Products Division is one of the few full-service contract suppliers offering a complete line of engineer-ing,design, testing, repair and rework services, and assembly of electronic and electromechanical products. Baldwin engineering and operations personnel work closely with customers to take a concept or design, develop it, test it and turn it into a manufactured circuit board assembly or finished product component.

     The Baldwin Special Products Division has significantly increased its investment in high technology capital and systems improvements at its production facility. Technological and process improvements include state-of-the-art equipment in surface mount production technology (the fastest growing segment in the electron-ic contracting market), parts insertion, product testing and assembly coating. The Baldwin Special Products Division is also strengthening internal process effectiveness through enhancing partnerships with its own suppliers, personnel training and continuous improvement of quality systems.

     The Company sells electronic assemblies to manufacturers through Company representatives and electronics manufacturers' representatives with territories covering 29 states. There are many manufacturers of contract electronic assemblies and the Company does not have a significant share of the market of such products. Although foreign manufacturers account for a significant portion of the printed circuit board industry, the Company has found numerous opportunities to compete effectively based on consistency of quality and on-time delivery.


MANUFACTURING

     The Company manufactures its acoustic pianos in what it believes to be one of the most highly automated domestic facilities in the industry. The Company's fully integrated acoustic piano manufacturing process begins with the treatment of raw lumber, proceeds through the fabrication and finishing of the cabinetry and assembly of the inner workings, and culminates in the creation of a completed musical instrument. Through the combination of automated manufacturing techniques and a skilled work force, the Company has earned a reputation as a high quality, cost effective manufacturer of pianos, organs and cabinetry. The Company utilizes specialized, computer-controlled production and testing equipment to manufacture printed circuit boards and electromechanical assemblies for its contract electronics manufacturing products.


RAW MATERIALS

     Raw materials required for the Company's manufacturing operations are primarily purchased in the United States. The Company does not depend on any single source of supply for any of its basic raw materials. The Company has not experienced, and does not anticipate, significant difficulties in obtaining adequate supplies of raw materials. Electronic components are purchased from major semi-conductor manufacturers and distributors. To minimize costs and facilitate availability of major components, the Company designs its products to employ standard rather than custom micro-circuit components.

FINANCING OPERATIONS

  	The Company's installment financing subsidiary, Keyboard Acceptance Corporation (KAC), provides point-of-sale consumer financing through keyboard product dealers located throughout the United States. This makes Baldwin the only keyboard manufacturer that also provides its own consumer financing for its instruments and has been doing so for nearly a century. This long-term, strongly focused attention to the music industry provides Baldwin with a competitive advantage.

     Recently KAC expanded its focus from that of a captive finance company to one that also makes its consumer financing available through music dealers who do not carry the Company's musical products. During 1995 many new dealers were added to the KAC client base as a result of this strategy.

     KAC offers music dealers consumer financing programs which include competitive interest rates, rent-to-own options and prompt credit approval. In addition to these continuing services, KAC both originates and cooperates in special promotional programs with dealers.

     KAC maintains agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $86 million. Certain installment receivables are not eligible for sale and are retained by KAC. KAC continues to service all installment receivables sold.

     At the time of each installment receivable sale, KAC receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold.

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer under the floating interest rate provision is remitted to Finance as a service fee.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. At December 31, 1995, Finance remains contingently liable on approximately $76 million of installment receivables. KAC is responsible for all credit losses associated with the sold receivables.

SEASONALITY

     The Company's business is somewhat seasonal in nature with the fourth quarter generally showing the strongest sales. In 1995, the fourth quarter accounted for approximately 29% of net sales. The fourth quarter of the three previous years averaged approximately 31% of net sales.


BACKLOG

     The Company consigns inventory to its keyboard dealers and, accordingly, there is no backlog of sales. The firm sales orders for the electronic, furniture and musical products contracting businesses aggregated approximately $22 million at December 31, 1995 and $21 million at December 31, 1994. The Company anticipates that all such 1995 orders will be filled during 1996.


WORKING CAPITAL

     The Company and its wholly-owned finance subsidiary (KAC) require significant working capital to support their operations.
Working capital requirements fluctuate throughout the year.

     The Company finances its working capital needs under a $40 million revolving line of credit from General Electric Capital Corporation. Amounts outstanding under the revolving line of credit are due one year after demand. However, the lender retains absolute discretion regarding further advances, even if no event of default then exists. Under the revolving line of credit, the lender will make available a line of credit based on certain percentages of the value of the Company's inventories and trade accounts receivable. KAC has agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $86 million.


ENVIRONMENTAL

     The operations of the Company and its predecessors are subject to federal, state and local laws and regulations related to the protection of the environment. The Company has determined that an area of soil at its Fayetteville, Arkansas facility contains some contamination resulting from waste disposal practices of the Company's predecessor that were discontinued in the early 1970's. The Company has notified the Arkansas Department of Pollution Control and Ecology of such matter, and that agency has indicated a preference that the Company voluntarily remediate any existing problem. The Company is currently reviewing the potential costs of undertaking appropriate remedial measures.

  	The Company believes that its present operations are in material compliance with all environmental laws and that its existing real properties are not materially contaminated, except as discussed above relating to its Fayetteville, Arkansas facility. The Company does not anticipate that any environmental matters currently known to the Company will result in any material capital expenditures in 1996 or 1997.

EMPLOYEES

     The Company has approximately 1,500 full-time employees, of which approximately 223 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800. The other employees are not represented by collective bargaining units. The Company considers its employee relations to be very good.

                  			ITEM 2.  PROPERTIES
                          			 ----------
   	The Company operates the following facilities, all of which are owned.

        	Location               Size           Principal Products
        	--------               ----           ------------------
  Greenwood, Mississippi   572,500 sq. ft.   Piano Cases,
                                   					     Furniture Contracting

  Conway, Arkansas         169,375 sq. ft.   Grand Pianos


  Fayetteville, Arkansas   260,000 sq. ft.   Electronic Contracting

  Trumann, Arkansas        297,100 sq. ft.   Pianos/Piano
                                   					     Components

  Juarez, Mexico           111,900 sq. ft.   Piano components


     The Company's corporate offices and a retail showroom are located in a 50,000 square foot leased facility in a suburban office park in the greater Cincinnati, Ohio metropolitan area.

     Generally, properties are utilized at normal capacity levels on a single shift basis. During recent years, certain facilities were not utilized at historical capacity levels as a result of lower sales volumes of certain musical products.

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

     The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of pollutants into the environment. Generally, the Company's environ-mental concerns relate to the past operations of the Company's predecessors and the disposal of their waste materials at facili-ties owned and operated by third parties. Although on several occasions the Company has been the subject of inquiries from government agencies and/or persons who may be held responsible for environmental liabilities relating to the facilities in question, the Company has been made a party to actual proceedings on only one occasion to date. In that proceeding, the Company was one of approximately 30 potentially responsible parties and to date the Company's share of the actual liability has not been material nor is it reasonably expected to become material in the future.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       	   ---------------------------------------------------
     The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1995 fiscal year.

                 		   ==========================

          	      Executive Officers of the Registrant
          	      ------------------------------------
     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Company's 1996 Proxy
Statement.

     The executive officers and key employees of the Company are:

      	Name             Age           Position With The Company
      	----             ---           -------------------------
R. S. Harrison ........  64        Chairman of the Board

Karen L. Hendricks ....  48        Chief Executive Officer
                            				   and President

Stephen P. Brock ......  41        Senior Vice President/
                            				   Sales and Marketing

George C. Huebner .....  53        Vice President/Keyboard
                            				   Acceptance Corporation

Larry D. Thompson .....  33        Vice President/General Manager -
                            				   Special Products Division

Larry E. Mustard ......  40        Vice President/Finance/
                             			   Treasurer

Charles R. Juengling ..  48        Vice President/Controller/
                            				   Secretary

Kathryn E. Mowris .....  38        Vice President/Manufacturing -
                            				   Trumann and Greenwood

Salvador Ortiz ........  50        Vice President/
	                            			   Manufacturing - Juarez, Mexico

Kenen M. Edgington ....  50        Vice President/
                            				   Sales Administration

Frank E. Seta .........  39        Vice President/Acoustic Pianos

Kenneth J. Clark ......  45        Vice President/Digital Pianos

Duane A. Kuhn .........  54        Vice President/Church Organ
                            				   Systems

John H. Tolleson ......  58        Vice President/Sales - New
                            				   Program Development

     All current officers of the Company hold office until the annual meeting of shareholders and until their successors are elected and qualified. Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board. For purposes of the following descriptions of the backgrounds of the Company's Executive Officers and Key Employees, the term "Company" refers to both the existing Baldwin Piano & Organ Company which was formed in November 1983 and to its predecessor, the old Baldwin Piano & Organ Company ("Old BP&O") which sold all of its music related assets to the new company in June 1984.

     R. S. HARRISON, age 64, is the Company's Chairman of the Board. Prior to December 1994, Mr. Harrison served continuously as the Company's Chief Executive Officer from its inception in November 1983. He also previously served as the Company's Chairman of the Board from its formation until August 1993, when he assumed the responsibilities as the Company's President. Prior to November 1983, Mr. Harrison served the Company's predecessor (Old BP&O) as a Director since June 1983, as its chief executive officer and president since 1974 and in other capacities since 1955.

     KAREN L. HENDRICKS, age 48, joined the Company as Chief Executive Officer, President and Director in 1994. Prior to joining the Company, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of the Dial Corp since 1992, where she had full responsibility for Dial's United States bar and liquid soap business. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987.

     STEPHEN P. BROCK, age 41, joined the Company as Senior Vice President/Sales and Marketing in July 1995. Prior to joining the Company, Mr. Brock most recently served as Marketing Director, Worldwide Strategic Planning-Laundry Products for The Procter & Gamble Company since 1993. From 1984 to 1993, he served in various Brand Manager and Assistant Brand Manager positions for The Procter & Gamble Company. From 1979 to 1984, he was employed by the Cincinnati Opera Association in a variety of roles, including Administrative Manager.

     GEORGE C. HUEBNER, age 53, joined the Company in 1960 as Assistant Credit Manager. In 1979, he was promoted to Director of International Operations; and from 1987 to December 1989, he was Administrative Services Manager. In January 1990, he became National Credit Manager of the Consumer Finance Subsidiary; and in May 1991, was promoted to Divisional Vice President/Keyboard Acceptance Corporation. In 1993, he was promoted to Vice Presi-dent/Keyboard Acceptance Corporation.

     LARRY D. THOMPSON, age 33, joined the Company as Director of Finance in May 1995. Prior to joining the Company, Mr. Thompson most recently served as Controller for the Soap & Personal Care Division of Dial Corp since 1993. Prior to that, he was employed for seven years by Procter & Gamble Company in a variety of financial roles, including Category Finance Manager of the Food and Beverage sector. In December 1995, he was appointed Vice Presi-dent/General Manager, Special Products Division.

     LARRY E. MUSTARD, age 40, joined the Company as Controller in January 1994. In March 1995, he was appointed Vice President and Controller and in 1996 he became Vice President/Finance/Treasurer. Prior to 1994, he was employed for five years as Automotive Group Controller for Eagle-Picher Industries, Inc.

     CHARLES R. JUENGLING, age 48, joined the Company in 1984 as Divisional Vice President/Financial. In 1989, he was appointed Vice President and Chief Financial Officer; in March 1995, he became Vice President/Treasurer/Secretary; and in 1996 he became Vice President/Controller/Secretary.

     KATHRYN E. MOWRIS, age 38, joined the Company as Vice President/Manufacturing, Trumann, Arkansas and Greenwood, Missis-sippi in May 1995. Prior to joining the Company, Ms. Mowris had been employed by Dial Corp since 1991, serving most recently as Plant Manager of their Omaha, Nebraska plant. Prior to 1991, she was employed for two years as Production Manager for Product Development for Lever Bros., U.S. Subsidiary of Unilever Corp.

     SALVADOR ORTIZ, age 50, has been employed by the Company since 1967. From 1967 until 1995, except for a one year absence from the Company in 1985, he was Plant Manager - Juarez, Mexico. In 1995, he was appointed Vice President/Manufacturing - Juarez, Mexico.

     KENEN M. EDGINGTON, age 50, has been employed by the Company since 1971. From 1977 until November 1983, he was Piano Product Manager; from 1983 to November 1988, he was Vice President/Domestic Wholesale Sales; in 1988, he became Vice President/Keyboard Sales; in 1991, he became Executive Vice President; and in 1995, he became Vice President/Sales Administration.

     FRANK E. SETA, age 39, joined the Company in 1979 in the Dealer Services Division. In 1982, he was promoted to District Sales Manager and in 1985 became a retail store manager until 1990. In 1990, he was Director of Market Development; and in June 1991, became Divisional Vice President/Western Sales. In 1994, he became Divisional Vice President/Acoustic Pianos; and in 1996, he became Vice President/Acoustic Pianos.

     KENNETH J. CLARK, age 45, has been employed by the Company since 1974, serving as a retail store manager from 1978 to 1985.
In 1985, he was appointed Divisional Vice President/Retail Sales and in 1989 he became Vice President/Retail Sales. In 1994, he was appointed Vice President/Marketing and in 1995, he became Vice President/Digital Pianos.

     DUANE A. KUHN, age 54, joined the Company in 1966. In 1979, he assumed the position of Marketing Manager of Classical Organs; in 1983, he was appointed Divisional Vice President/Eastern Sales; in 1988, he became Senior Vice President/Wurlitzer; and in 1991, he became Vice President/Church Organ Systems.

     JOHN H. TOLLESON, age 58, joined the Company in 1962. He became Market Development Manager in January 1981 and Division Sales Manager in September 1982. In December 1983, he was appointed Divisional Vice President/Western Sales; and in June 1991, he became Vice President/Domestic Wholesale Sales. In 1994, he was appointed Vice President/Special Markets; and in 1996, he became Vice President/New Program Development.


                          		     PART II
                          		     -------

            	 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                   		  AND RELATED STOCKHOLDER MATTERS
                   		  -------------------------------
     The information regarding market for registrant's common equity and related stockholder matters as required by Item 201 of Regulation S-K is incorporated herein by reference from page 29 of the Company's 1995 Annual Report to Shareholders appearing under the caption "Market and Dividend Information".


                		ITEM 6.  SELECTED FINANCIAL DATA
                       			 -----------------------
     The information regarding selected financial data of the Company as required by Item 301 of Regulation S-K is incorporated herein by reference from page 25 of the Company's 1995 Annual Report to Shareholders appearing under the caption "Five-Year Summary".


        	ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               		 ---------------------------------------------
     The information regarding management's discussion and analysis of the Company's financial condition and results of operations as required by Item 303 of Regulation S-K is incorporated herein by reference from pages 26 through 28 of the Company's 1995 Annual
Report to Shareholders appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".


               		  ITEM 8.  FINANCIAL STATEMENTS
                      			   AND SUPPLEMENTARY DATA
                      			   ----------------------
     The Company's financial statements are incorporated herein by reference from pages 10 through 24 of the Company's 1995 Annual Report to Shareholders. The supplementary quarterly financial information regarding the Company as required by Item 302 of Regulation S-K is incorporated herein by reference from page 24 of the Company's 1995 Annual Report to Shareholders appearing under the Note caption "Quarterly Financial Data".

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         		   ON ACCOUNTING AND FINANCIAL DISCLOSURE
          	   --------------------------------------
     No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's December 31, 1995 financial statements.


                    			    PART III
                    			    --------

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       	    --------------------------------------------------

     The information regarding the Company's directors and executive officers as required by Items 401 and 405 of Regulation S-K is incorporated herein by reference from the Company's 1996 Proxy Statement from the information appearing under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management - Beneficial Ownership of Management and Nominees." Certain information regarding the Company's executive officers and key employees is set forth under the caption "Executive Officers of the Registrant" appearing at the end of Part I of this Report.


             		ITEM 11.  EXECUTIVE COMPENSATION
                    			  ----------------------
     The information regarding compensation of the Company's directors and executive officers as required by Item 402 of Regulation S-K is incorporated herein by reference from the Company's 1996 Proxy Statement from the information appearing under the caption "Executive Compensation", except that the information required by Items 402(k) and (l) of Regulation S-K which appears within such caption under the sub-headings "Report of Compensation Committee on Executive Compensation" and "Common Stock Performance" is specifically not incorporated by reference into this Form 10-K or into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           			 AND MANAGEMENT
           			 --------------
     The information regarding ownership of the Company's common stock by the Company's management and by the beneficial owners of more than 5% of the outstanding common stock as required by Item 403 of Regulation S-K is incorporated herein by reference from the Company's 1996 Proxy Statement from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management."

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       	      ----------------------------------------------
     The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K is incorpo-rated herein by reference from the Company's 1996 Proxy Statement from the information appearing under the caption "Certain Transac-tions and Proceedings".


                      			     PART IV
                       		     -------
       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          		     AND REPORTS ON FORM 8-K
          		     -----------------------
 1.1 The following consolidated financial statements of the Company included in the Company's 1995 Annual Report to Sharehold-ers are incorporated herein by reference from pages 10 through 24 of the annual report. Reference is also made to Item 8.

	  Independent Auditors' Report.

	  Consolidated Statements of Earnings, years ended
	  December 31, 1995, 1994 and 1993.

	  Consolidated Statements of Shareholders' Equity, years ended December 31, 1995, 1994 and 1993.

	  Consolidated Balance Sheets, as of
	  December 31, 1995 and 1994.

	  Consolidated Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993.

	  Notes to Consolidated Financial Statements, years ended December 31, 1995, 1994 and 1993.


 2.1  Consolidated Financial Statement Schedules of
      Baldwin Piano & Organ Company and Subsidiaries:

	  Independent Auditors' Report on Schedule.

	  Schedule for the years ended
	  December 31, 1995, 1994 and 1993.

	       VIII.  Valuation and Qualifying Accounts.

	  All other schedules are omitted, as the required informa-tion is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

10.7   Baldwin  Piano & Organ  Company  Deferred Directors Fee
Plan. (11)

10.8   Baldwin Piano & Organ Company Non-Qualified Deferred
Compensation Plan. (11)

10.9   Baldwin Piano & Organ Company Non-Qualified Deferred
Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (11)

10.10  Agreement of Employment between Baldwin Piano & Organ
Company and Karen L. Hendricks dated as of November 18, 1994.  (13)

10.11  Second Amended and Restated Agreement of Employment and
Retirement Plan for Selected Key Employee between Baldwin Piano &
Organ Company and R. S. Harrison dated as of December 9, 1994.
(13)
               		 ===============================

10.12 Office Space Lease Agreement between Wards Corner Associates Limited Partnership and the Company dated as of June 16, 1986. (1)

10.13  Guaranty dated February 23, 1988 in favor of General
Electric Capital Corporation made by TWCA Corp (now known as
`The Wurlitzer Company'). (2)

10.14  Security Agreement dated February 23, 1988 in favor of
General Electric Capital Corporation made by TWCA Corp. (2)

10.15  Stock Pledge Agreement dated February 23, 1988 by and between Baldwin Piano & Organ Company and General Electric Capital Corporation relating to the Company's shares of TWCA Corp. (2)

10.16 Amended and Restated Revolving Credit and Security Agreement between the Company and General Electric Capital Corporation dated October 25, 1990. (6)

10.17 Pledge Agreement by the Company in favor of General Electric Capital Corporation dated October 25, 1990. (6)

10.18  Security Agreement by BPO Finance Corporation in favor of
General Electric  Capital Corporation dated October 25, 1990.  (6)

10.19  Guaranty by BPO Finance Corporation in favor of General
Electric Capital Corporation dated October 25, 1990. (6)

10.20 Purchase and Administration Agreement among the Company, BPO Finance Corporation, Retailer Funding Corporation and General
Electric Capital Corporation, as a consenting party, dated as of October 1, 1990. (6)

10.21 Guaranty Agreement among the Company, BPO Finance Corpora-tion, Retailer Funding Corporation and General Electric
Capital Corporation dated as of October 1, 1990. (6)

10.22  Indemnification Agreement among BPO Finance Corporation,
General Electric Capital Corporation and Kidder Peabody & Co.
Incorporated as of October 1, 1990. (6)

10.23  Retail Accounts Receivable Purchase Agreement among the
Company, BPO Finance Corporation and The Wurlitzer Company dated as of October 1, 1990. (6)

10.24  Amendment dated as of February 15, 1994 to the October 25,
1990 Amended and Restated Revolving Credit Agreement between the
Company and General Electric Capital Corporation.  (12)

10.25 Amendment dated as of February 15, 1994 to the October 1, 1990 Purchase and Administration Agreement among the Company, Keyboard Acceptance Corporation (formerly known as BPO Finance Corporation), Retailer Funding Corporation and General Electric Capital Corporation as a consenting party. (12)

10.26  Amendment dated as of February 15, 1994 to the October 1,
1990 Guaranty Agreement among the Company, Keyboard Acceptance
Corporation, Retailer Funding Corporation and General Electric
Capital Corporation.  (12)

10.27  Amended and Restated General Loan and Security Agreement
dated as of February 24, 1994 between the Company and The Fifth
Third Bank.  (12)

10.28 Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold
S. Smith.  (12)

10.29 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (12)

10.30  Amendment to Office Space Lease Agreement between Baldwin
Piano & Organ Company and Nooney Management Company dated as of
June 11, 1991. (8)

10.31  Agreement dated as of September 30, 1992 to be effective
January 1, 1993 through March 31, 1996 between Baldwin Piano &
Organ Company and International Chemical Workers Union and Local
Union No. 800. (9)

10.32  Lease Agreement between Baldwin Piano & Organ Company and
XL/Datacomp, Inc. dated as of October 14, 1992. (9)

10.33  Memorandum Agreement between Nippon Columbia Co., LTD. and
The Wurlitzer Company dated as of November 15, 1992. (9)

10.34 Development Agreement between the Company and ENSONIQ Corp. dated as of April 15, 1993. (12)

10.35  Distribution Agreement between The Wurlitzer Company and
GeneralMusic S.p.A. dated as of March 9, 1994.  (12)

10.36 Second Amendment dated as of December 1, 1994 to Purchase and Administration Agreement dated as of October 1, 1990 as amended by a First Amendment dated as of February 15, 1994 among Retailer Funding Corporation, Keyboard Acceptance Corporation (formerly BPO Finance Corporation) and General Electric Capital Corporation as a consenting party. (13)

10.37 Indemnification agreement dated as of December 1, 1994 among General Electric Capital Corporation, Lehman Commercial Paper, Inc. and Keyboard Acceptance Corporation (formerly BPO Finance Corpora-
tion).  (13)

10.38 Amendment #4 dated as of September 30, 1994 to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between Baldwin Piano & Organ
Company and General Electric Capital Corporation.  (13)

10.39  Amendment #5 dated as of March 28, 1995 to that certain
Revolving Credit and Security Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between Baldwin Piano & Organ
Company and General Electric Capital Corporation.  (14)

10.40  Amendment No. 1 dated as of April 3, 1995 to that certain
Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank.
(14)

10.41 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995. (15)

10.42 Amendment No. 2 dated as of October 1, 1995 to that certain Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank.

10.43  Amendment to Office Space Lease Agreement between Baldwin
Piano & Organ Company and Nooney Krombach Company dated as of
February 16, 1996.

11.1   Statement regarding computation of per share earnings.

13.1 Information incorporated by reference from the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995: "Independent Auditors' Report", "Financial Statements" (including Notes thereto), "Five Year Summary", "Management's Discussion and Analysis of Financial Condition", and "Market and Dividend Information".

21.1   Subsidiaries of the Company.

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.

99.1   Baldwin Stock Repurchase Plan. (3)

99.2  Amendment No. 1 to Baldwin Stock Repurchase Plan.  (5)

99.3   Amendment No. 2 to Baldwin Stock Repurchase Plan. (7)

99.4   Press Release dated February 22, 1996.

 (1) Incorporated by reference from the Company's Form S-1 Regis-tration Statement as declared effective by the Commission on October 8, 1986.

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

(13) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

(14) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

(15) Incorporated by reference from the Company's form 10-Q for the period ended September 30, 1995.


Index to Exhibits - pages 30 - 35



              		       REPORTS ON FORM 8-K
              		       -------------------
     During the fourth quarter of 1995, the Company filed no reports on Form 8-K.

                   			    SIGNATURES
                   			    ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        			 BALDWIN PIANO & ORGAN COMPANY


                      		    By:        KAREN L. HENDRICKS
                        			 -------------------------------------
                        			 Karen L. Hendricks, Chief Executive
                        			 Officer and President.


                      		    Date:     March 25, 1996
                       			  ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     			 Principal Executive Officer:

Date:  March 25, 1996         KAREN L. HENDRICKS
       --------------    -------------------------------------
                     			 Karen L. Hendricks, Chief Executive
                     			 Officer, President and Director


Date:  March 25, 1996         R. S. HARRISON
                     			 -------------------------------------
                     			 R. S. Harrison, Chairman of the
                     			 Board and Director


Date:  March 25, 1996         GEORGE E. CASTRUCCI
       --------------    -------------------------------------
                     			 George E. Castrucci, Director


Date:  March 25, 1996         WILLIAM B. CONNELL
       --------------    -------------------------------------
                     			 William B. Connell, Director


Date:  March 25, 1996         JOSEPH H. HEAD, JR.
       --------------    -------------------------------------
                     			 Joseph H. Head, Jr., Director


Date:  March 25, 1996         ROGER L. HOWE
       --------------    -------------------------------------
                     			 Roger L. Howe, Director


                     			 Principal Financial and Accounting Officer:

Date:  March 25, 1996         CHARLES R. JUENGLING
       --------------    -------------------------------------
                     			 Charles R. Juengling, Vice President/
                     			 Controller/Secretary

         	 INDEPENDENT AUDITORS' REPORT ON SCHEDULE
         	 ----------------------------------------



The Board of Directors
Baldwin Piano & Organ Company:

     Under date of February 23, 1996, we reported on the consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Part IV, item 14 (2.1) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                     					 KPMG Peat Marwick LLP



Cincinnati, Ohio
February 23, 1996

                         								  Schedule VIII


                    BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            				    _______________

                        			 VALUATION AND QUALIFYING ACCOUNTS

               		     YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                           				       Additions
                                      ---------
                           				   Charged    Charged                    Balance at
              		     Balance at   to cost    to other   Deductions       end of
    Description      of period    expenses   describe    describe        period
    -----------      ---------    --------   --------    --------        ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
-------------------------------
Year ended
 December 31, 1995   $4,299,567   $  845,288    $  -     $1,140,663(1)  $4,004,192
               	     ==========   ==========    ======   ==========     ==========
Year ended
 December 31, 1994   $4,110,040   $1,183,876    $  -     $  994,349(1)  $4,299,567
               	     ==========   ==========    ======   ==========     ==========
Year ended
 December 31, 1993   $3,377,353   $1,432,234    $  -     $  699,547(1)  $4,110,040
              		     ==========   ==========    ======   ==========     ==========



RESERVE FOR INSTALLMENT RECEIVABLES
  SOLD WITH RECOURSE:
  ------------------

Year ended
 December 31, 1995   $2,296,000   $  120,000    $  -     $  906,000(2)  $1,510,000

              		     ==========   ==========    ======   ==========     ==========
Year ended
 December 31, 1994   $2,706,000   $  120,000    $  -     $  530,000(2)  $2,296,000
              		     ==========   ==========    ======   ==========     ==========
Year ended
 December 31, 1993   $2,734,000   $  270,000    $  -     $  298,000(2)  $2,706,000
              		     ==========   ==========    ======   ==========     ==========

_______________________
<FN1>
      (1)  Represents accounts charged off, less recoveries.
</FN1>
<FN2>
      (2)  Represents reserve related to accounts repurchased.
</FN2>

                              		INDEX TO EXHIBITS

                                         						       Sequentially
Exhibit                                                  Numbered
Number                     Exhibit                         Page
------                     -------                     ------------
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

10.5      Form of Indemnification Agreements between        *
       	  the Company and the Company's Officers and
       	  Directors dated June 30, 1986 and accompany-
       	  ing schedule.  (1)

10.6      Consulting Agreement between the Company          *
       	  and Harold S. Smith dated as of April 14,
       	  1993. (10)

10.7      Baldwin Piano & Organ Company Deferred            *
       	  Directors Fee Plan. (11)

10.8      Baldwin Piano & Organ Company Non-Qualified       *
       	  Deferred Compensation Plan. (11)

10.9      Baldwin Piano & Organ Company Non-Qualified       *
       	  Deferred Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (11)

10.10     Agreement of Employment between Baldwin Piano     *
       	  & Organ Company and Karen L. Hendricks dated
       	  as of November 18, 1994.  (13)

10.11     Second Amended and Restated Agreement of          *
       	  Employment and Retirement Plan for Selected
       	  Key Employee between Baldwin Piano & Organ
       	  Company and R. S. Harrison dated as of
       	  December 9, 1994.  (13)

10.12     Office Space Lease Agreement between Wards        *
       	  Corner Associates Limited Partnership and the
       	  Company dated as of June 16, 1986. (1)

10.13     Guaranty dated February 23, 1988 in favor         *
       	  of General Electric Capital Corporation
       	  made by TWCA Corp (now known as `The
       	  Wurlitzer Company').  (2)

10.14     Security Agreement dated February 23, 1988        *
       	  in favor of General Electric Capital Corpo-ration made by TWCA Corp. (2)

10.15     Stock Pledge Agreement dated February 23, 1988    *
       	  by and between Baldwin Piano & Organ Company and General Electric Capital Corporation relating to the Company's shares of TWCA
       	  Corp. (2)

10.16     Amended and Restated Revolving Credit and         *
       	  Security Agreement between the Company and General Electric Capital Corporation dated
       	  October 25, 1990. (6)

10.17     Pledge Agreement by the Company in favor of       *
       	  General Electric Capital Corporation dated
       	  October 25, 1990. (6)

10.18     Security Agreement by BPO Finance Corporation     *
       	  in favor of General Electric Capital Corpora-tion dated October 25, 1990. (6)

10.19     Guaranty by BPO Finance Corporation in favor      *
       	  of General Electric Capital Corporation dated
       	  October 25, 1990. (6)

10.20     Purchase and Administration Agreement among       *
       	  the Company, BPO Finance Corporation,
       	  Retailer Funding Corporation and General
       	  Electric Capital Corporation, as a consenting party, dated as of October 1, 1990. (6)

10.21     Guaranty Agreement among the Company,             *
       	  BPO Finance Corporation, Retailer Funding
       	  Corporation and General Electric Capital
       	  Corporation dated as of October 1, 1990. (6)

10.22     Indemnification Agreement among BPO Finance       *
       	  Corporation, General Electric Capital Corpo-ration and Kidder Peabody & Co. Incorporated as of October 1, 1990. (6)

10.23     Retail Accounts Receivable Purchase Agreement     *
       	  among the Company, BPO Finance Corporation and The Wurlitzer Company dated as of October
       	  1, 1990. (6)

10.24     Amendment dated as of February 15, 1994 to        *
       	  the October 25, 1990 Amended and Restated
       	  Revolving Credit Agreement between the
       	  Company and General Electric Capital
       	  Corporation.  (12)

10.25     Amendment dated as of February 15, 1994 to        *
       	  the October 1, 1990 Purchase and Adminis-
       	  tration Agreement among the Company, Keyboard
       	  Acceptance Corporation (formerly known as
       	  BPO Finance Corporation), Retailer Funding
       	  Corporation and General Electric Capital
          Corporation as a consenting party.  (12)

10.26     Amendment dated as of February 15, 1994 to        *
       	  the October 1, 1990 Guaranty Agreement among
       	  the Company, Keyboard Acceptance Corporation,
       	  Retailer Funding Corporation and General
          Electric Capital Corporation.  (12)

10.27     Amended and Restated General Loan and Security      *
       	  Agreement dated as of February 24, 1994 between
       	  the Company and The Fifth Third Bank.  (12)

10.28     Irrevocable Standby Letter of Credit issued         *
       	  August 13, 1993 by The Fifth Third Bank on
       	  behalf of the Company in favor of Harold
       	  S. Smith.  (12)

10.29     Letter of Credit Reimbursement Agreement            *
       	  dated as of August 13, 1993 between the
       	  Company and The Fifth Third Bank.  (12)

10.30     Amendment to Office Space Lease Agreement           *
       	  between Baldwin Piano & Organ Company and
       	  Nooney Management Company dated as of
       	  June 11, 1991. (8)

10.31     Agreement dated as of September 30, 1992            *
       	  to be effective January 1, 1993 through
       	  March 31, 1996 between Baldwin Piano &
       	  Organ Company and International Chemical
       	  Workers Union and Local Union No. 800. (9)

10.32     Lease Agreement between Baldwin Piano &             *
	         Organ Company and XL/Datacomp, Inc. dated as of October 14, 1992. (9)

10.33     Memorandum Agreement between Nippon Columbia        *
       	  Co., LTD. and The Wurlitzer Company dated as of November 15, 1992. (9)

10.34     Development Agreement between the Company           *
       	  and ENSONIQ Corp. dated as of April 15, 1993.
       	  (12)

10.35     Distribution Agreement between The Wurlitzer        *
       	  Company and GeneralMusic S.p.A. dated as of
       	  March 9, 1994.  (12)

10.36     Second Amendment dated as of December 1, 1994       *
       	  Purchase and Administration Agreement dated
       	  as of October 1, 1990 as amended by a First
       	  Amendment dated as of February 15, 1994 among
       	  Retailer Funding Corporation, Keyboard Accept-
       	  ance Corporation (formerly BPO Finance Corpo-
       	  ration) and General Electric Capital Corporation
       	  as a consenting party.  (13)

10.37     Indemnification Agreement dated as of Decem-        *
       	  ber 1, 1994 among General Electric Capital
       	  Corporation, Lehman Commercial Paper, Inc.
       	  and Keyboard Acceptance Corporation (formerly
       	  BPO Finance Corporation).  (13)

10.38     Amendment #4 dated as of September 30, 1994 to      *
       	  that certain Revolving Credit and Security
       	  Agreement, dated as of June 15, 1984 and
       	  Restated as of October 15, 1990 between
       	  Baldwin Piano & Organ Company and General
          Electric Capital Corporation.  (13)

10.39     Amendment #5 dated as of March 28, 1995 to          *
       	  that certain Revolving Credit and Security
       	  Agreement, dated as of June 15, 1984 and
       	  Restated as of October 15, 1990 between
       	  Baldwin Piano & Organ Company and General
       	  Electric Capital Corporation.  (14)

10.40     Amendment No. 1 dated as of April 3, 1995           *
	         to that certain Amended and Restated General
       	  Loan and Security Agreement dated as of
       	  February 24, 1994 between the Company and
       	  The Fifth Third Bank.  (14)

10.41     Distribution Agreement between Baldwin Piano        *
       	  & Organ Company and GeneralMusic S.p.A.
       	  dated as of July 1, 1995.  (15)

10.42 Amendment No. 2 dated as of October 1, 1995 to that certain Amended and Restated General
       	  Loan and Security Agreement dated as of
       	  February 24, 1994 between the Company and
       	  The Fifth Third Bank.

10.43 Amendment to Office Space Lease Agreement between Baldwin Piano & Organ Company and
       	  Nooney Krombach Company dated as of
       	  February 16, 1996.

11.1      Statement regarding computation of per share
	         earnings.

13.1 Information incorporated by reference from the Company's 1995 Annual Report to Shareholders for the year ended December 31, 1995: "Inde-pendent Auditors' Report", "Financial State-ments" (including Notes thereto), "Five Year
       	  Summary", "Management's Discussion and Analysis of Financial Condition", and "Market and Dividend Information".

21.1      Subsidiaries of the Company.

23.1      Consent of Independent Accountants.

27.1      Financial Data Schedule.

99.1      Baldwin Stock Repurchase Plan. (3)                  *

99.2      Amendment No. 1 to Baldwin Stock Repurchase         *
       	  Plan. (5)

99.3      Amendment No. 2 to Baldwin Stock Repurchase         *
       	  Plan. (7)

99.4      Press Release dated February 22, 1996.


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

(13) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

(14) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

(15) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

                                                 							   Exhibit 11.1

       STATEMENT REGARDING COMPUTATIONS OF EARNINGS PER SHARE


Year ended December 31, 1995:
----------------------------
   Net earnings ......................                 $3,960,181
                                           					       ==========
   Average number of
     common shares outstanding .......  3,415,196
                                   					=========
   Net earnings per share ............                      $1.16
                                                 							    =====


Year ended December 31, 1994:
----------------------------
   Net earnings ......................                 $  344,708
                                           					       ==========
   Average number of
   common shares outstanding .......    3,415,262
                                   					=========
   Net earnings per share ............                      $ .10
                                                 							    =====


Year ended December 31, 1993:
----------------------------
   Earnings before cumulative
   effects of changes in
   accounting principles ...........                   $6,164,949

   Cumulative effect of changes in
   accounting for postretirement
   and postemployment benefits .....                   (1,604,000)
                                           					       ----------
   Net earnings ......................                 $4,560,949
                                          						       ==========
   Average number of
   common shares outstanding .......    3,408,604
                                   					=========
   Earnings per share:

   Before cumulative effects
   of changes in accounting
   principles.......................                        $1.81

   Cumulative effect of changes in
   accounting for postretirement
   and postemployment benefits .....                         (.47)
                                                 							    -----
     Net earnings per share ..........                      $1.34
                                                 							    =====

                                         						       Exhibit 21.1


                		     SUBSIDIARIES OF REGISTRANT




                  					      Jurisdiction of
       	  Name                                 Incorporation
       	  ----                                 -------------
Keyboard Acceptance Corporation                   Delaware

The Wurlitzer Company                             Delaware

The Baldwin Piano Company                         Canada
     (Canada) Limited

Fabricantes Tecnicos, S.A.                        Mexico

Korean American Musical Instrument                Korea
     Corporation

                                        						       Exhibit 23.1



                		CONSENT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Baldwin Piano & Organ Company:

     We consent to the incorporation by reference in the registration statement (File No. 33-53809) on Form S-8 of Baldwin Piano & Organ Company of our report dated February 23, 1996 relating to the consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995 and related schedule, which is incorporated by reference in the annual report on Form 10-K of Baldwin Piano & Organ Company.


                                         		      KPMG Peat Marwick LLP




Cincinnati, Ohio
March 26, 1996