Form 10-Q
period 1996-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1996-05-13
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                      ____________________

                            FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                      ____________________

For the Quarter ended                        Commission File Number
   March 31, 1996                                   0-14903


                  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                        31-1091812
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)


422 Wards Corner Road
Loveland, Ohio                                   45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of May 1, 1996 is 3,415,196.

                         BALDWIN PIANO & ORGAN COMPANY

                                   INDEX



PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of
               March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of Earnings for the three months ended
               March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 1996 and 1995

          Notes to Condensed Consolidated Financial
               Statements, March 31, 1996

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

     Item 4.     Submission of Matters to a Vote
                    of Security Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

               BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 1996 and December 31, 1995
                         (in thousands of dollars)
                                                 March 31,     December 31,
ASSETS                                               1996             1995
                                                 --------      -----------
Current assets:
   Cash .................................        $    900         $    429
   Receivables, net .....................          14,482           14,338
   Inventories ..........................          53,121           46,039
   Other current assets .................           5,785            8,791
                                                 --------         --------
         Total current assets ...........          74,288           69,597
                                                 --------         --------
Installment receivables,
   less current portion .................          11,699           11,215
Property, plant and equipment, net ......          15,603           14,934
Other assets ............................           5,487            5,683
                                                 --------         --------
         Total assets ...................        $107,077         $101,429
                                                 ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $ 24,989         $ 17,646
   Accounts payable .....................           8,506           10,227
   Income taxes payable .................             908              622
   Accrued liabilities ..................           6,272            6,399
                                                 --------         --------
         Total current liabilities ......          40,675           34,894
                                                 --------         --------
Long-term debt, less current portion ....           4,025            4,250
Other liabilities .......................           7,579            8,171
                                                 --------         --------
         Total liabilities ..............          52,279           47,315
                                                 --------         --------
Shareholders' equity:
   Common stock .........................              42               42
   Additional paid-in capital ...........          12,001           12,001
   Retained earnings ....................          48,962           48,278
                                                 --------         --------
                                                   61,005           60,321
   Less cost of treasury shares .........          (6,207)          (6,207)
                                                 --------         --------
         Total shareholders' equity .....          54,798           54,114
                                                 ________         ________
         Total liabilities and
         shareholders' equity ...........        $107,077         $101,429
                                                 ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                            Three months ended
                          March 31, 1996 and 1995
               (in thousands, except net earnings per share)

                                                    1996             1995
                                                 -------          -------
Net sales .................................      $27,147          $29,760
Cost of goods sold ........................       21,872           23,445
                                                 -------          -------
      Gross profit ........................        5,275            6,315

Income on the sale of
   installment receivables ................        1,460            1,189
Interest income on installment receivables.          308              206
Other operating income, net ...............          859              893
                                                 -------          -------
                                                   7,902            8,603

Operating expenses:
   Selling, general and administrative ....        6,089            6,558
   Provision for doubtful accounts ........          237              253
                                                 -------          -------
      Operating profit ....................        1,576            1,792

Interest expense ..........................          525              522
                                                 -------          -------
      Earnings before income taxes ........        1,051            1,270

Income taxes ..............................          367              455
                                                 -------          -------
      Net earnings ........................      $   684          $   815
                                                 =======          =======


Net earnings per share                             $ .20            $ .24
                                                   =====            =====


Average number of common shares outstanding        3,415            3,415
                                                   =====            =====


See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three months ended
                          March 31, 1996 and 1995
                         (in thousands of dollars)

INCREASE (DECREASE) IN CASH                          1996           1995
- ---------------------------                      --------       --------
Net cash used in operating activities ....       $ (4,794)      $   (666)

Net cash used in investing activities ....         (1,069)          (673)

Cash flows from financing activities:
   Installment contract
      receivables written ................       (15,069)        (14,747)
   Installment receivables liquidated ....          2,297          1,328
   Proceeds from sale of
      installment receivables ............         11,987         12,244
   Borrowing under long-term debt                   7,119          2,629
                                                 --------       --------
         Net cash provided by
           financing activities ..........          6,334          1,454
                                                 --------       --------
Net increase in cash .....................            471            115
Cash at beginning of quarter .............            429            344
                                                 --------       --------
Cash at end of quarter ...................       $    900       $    459
                                                 ========       ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the quarter for:
   Interest ..............................       $    554       $    576
                                                 ========       ========
   Income taxes ..........................       $     96       $     55
                                                 ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996
                        (in thousands of dollars)


(1)  BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain informa-tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended March 31, 1996 and 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

       Inventories consist of the following (in thousands of dollars):
                                             March 31,    December 31,
                                                 1996           1995
                                             --------       --------
FIFO cost:
  Raw material .........................     $ 17,483       $ 14,875
  Work-in-process ......................        8,193          7,490
  Finished goods .......................       39,684         35,611
                                             --------       --------
                                               65,360         57,976

Excess of FIFO cost
  over LIFO inventory value ............      (12,239)       (11,937)
                                             --------       --------
        Net inventories ................     $ 53,121       $ 46,039
                                             ========       ========

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

1996 COMPARED TO 1995

     First quarter net sales decreased to $27.1 million, down from $29.8 million in 1995. Unit sales in the acoustic piano category, for both the industry and Baldwin, were down substantially in January and February as compared to last year. The Company believes that adverse winter weather affected these retail sales. During March, Baldwin acoustic sales rebounded. This category decline, along with the effects of the consolidation of Baldwin and Wurlitzer dealer networks, contributed to the decline in the first quarter net sales. The Contract Electronics segment experienced a 12.5% increase in net sales during the first quarter.

     Net earnings decreased to $.7 million in the first quarter of 1996, as compared to $.8 million in 1995. Earnings for the first quarter were adversely affected by the decline in net sales of music products. The decline in earnings for music products was partially offset by a strong performance from the Consumer Finance segment. The Consumer Finance segment's improvement in the first quarter compared to last year resulted from stable interest rates and growth in its portfolio during the second half of 1995.

     Gross profit for 1996 declined from the comparable period for 1995 due to the decline in music product sales and lower margins on contract electronics business.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The first quarter 1996 gross profit is $.3 million less than the amount that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables generated by the Company's financing operation for 1996 increased $.3 million from 1995. This increase is primarily the result of growth in the dollar value of contracts sold and stable interest rates.

     Selling, general and administrative expenses for 1996 decreased $.5 million from 1995. This decrease was primarily a result of the Baldwin and Wurlitzer consolidation.

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

     The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and interest rates on its new installment receivable contracts. In November 1995 and December 1994, the Company entered into two year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20.0 million and $40.0 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counter-party, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. The Company is exposed to credit losses in the event of non-performance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterpar-ty.

     The annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of March 31, 1996, the interest rate was 6.97%.

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

     The Company has a revolving line of credit (Revolver) of $40 million with an initial due date of February 15, 1999. The Revolver is renewable for three consecutive one-year periods beyond February 15, 1999. Amounts outstanding under the Revolver are due one year after demand. However, the lender retains an absolute discretion regarding further advances, even if no event of default then exists.

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At March 31, 1996, the Company had approximately $15.9 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at March 31, 1996, approximately $11.0 million is available for the payment of dividends or the repurchase of the Company's common stock. Also, under the covenants of the Company's debt agreements, Finance can only pay dividends or repurchase its own stock to the extent its net worth exceeds $4.0 million. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     In 1995, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $86 million. Certain installment receivables are not eligible for sale and are retained by Finance.
Finance continues to service all installment receivables sold.

     At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold.

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the life of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer under the floating interest rate provision, is remitted to Finance as a service fee. In February 1994, Finance entered into a five year interest rate swap agreement in order to reduce the potential impact of increases in interest rates on $20.0 million of installment contracts. The agreement entitles Finance to receive from the counterparty, on a monthly basis, interest income to the extent the floating rate retained by the buyer exceeds 6% or requires Finance to pay interest expense to the extent the floating rate is less than 6%. Finance is exposed to credit losses in the event of non-performance by the counterparty to its interest rate swap, but has no off-balance sheet credit risk of accounting loss. Finance anticipates, however, that the counterparty will be able to fully satisfy their obligations under the contract. Finance does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty.

     Proceeds from sale of installment receivables amounted to $12.0 million for the first quarter of 1996 compared to $12.2 million for the same period of 1995.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $75.3 million of installment receivables as of March 31, 1996. Management believes an adequate allowance has been provided for any uncollectible receivables.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Certain former Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. These former dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $2.0 million of the outstanding dealer notes. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through May 3, 1996, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $1.1 million in the first quarter of 1996 and $.7 million in the comparable period of 1995. At March 31, 1996, the Company had no material outstanding capital commitments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the first quarter of 1996.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               19.1  1996 First Quarter Report to Shareholders of the
                     Company.
               99.1  Press Release dated April 24, 1996.
               27.1  Financial Data Schedule.


                     ------------------------------

     Index to Exhibits appears on sequentially numbered page 14.

          (b)  Reports on Form 8-K
               -------------------
               The Company filed no reports on Form 8-K during the first quarter of 1996.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BALDWIN PIANO & ORGAN COMPANY



DATE: May 8, 1996                  BY:       KAREN L. HENDRICKS
      ---------------------            ------------------------------
                                       Karen L. Hendricks, Chief
                                       Executive Officer (Principal
                                       Executive Officer) and
                                       President




DATE: May 8, 1996               BY:        CHARLES R. JUENGLING
      ---------------------            ------------------------------
                                       Charles R. Juengling, Vice
                                       President/Controller/Secretary
                                       (Principal Accounting Officer)

                            INDEX TO EXHIBITS



Exhibit Number                  Exhibit
- --------------                  -------

     19.1           1996 First Quarter Report to
                    Shareholders of the Company.

     99.1           Press Release dated
                    April 24, 1996.

     27.1           Financial Data Schedule.