Form 10-Q
period 1996-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1996-08-14
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                      ____________________

                            FORM 10-Q

       Quarterly Report Pursuant to section 13 or 15(d) of
             the Securities and Exchange Act of 1934
                      ____________________

For the Quarter ended                        Commission File Number
   June 30, 1996                                     0-14903


                  Baldwin Piano & Organ Company
     (Exact name of registrant as specified in its charter)


Delaware                                      31-1091812
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)


422 Wards Corner Road
Loveland, Ohio                                45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of August 1, 1996 is 3,422,196.

                      BALDWIN PIANO & ORGAN COMPANY

                                  INDEX



PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of
               June 30, 1996 and December 31, 1995

       Condensed Consolidated Statements of Earnings for the three months and six months ended
               June 30, 1996 and 1995

       Condensed Consolidated Statements of Cash Flows for the six months ended
               June 30, 1996 and 1995

       Notes to Condensed Consolidated Financial
               Statements, June 30, 1996

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

     Item 4.     Submission of Matters to a Vote
                         of Security Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 1996 and December 31, 1995
                         (in thousands of dollars)

                                                  June 30,  December 31,
ASSETS                                               1996          1995
                                             ------------  ------------
Current assets:
     Cash .................................      $    549      $    429
     Receivables, net .....................        14,929        14,338
     Inventories ..........................        60,885        46,039
     Other current assets .................         6,362         8,791
                                                 --------      --------
           Total current assets ...........        82,725        69,597
                                                 --------      --------
Installment receivables,
   less current portion .................          12,335        11,215
Property, plant and equipment, net ......          16,005        14,934
Other assets ............................           5,316         5,683
                                                 --------      --------
         Total assets ...................        $116,381      $101,429
                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....        $ 33,685      $ 17,646
   Accounts payable .....................           7,158        10,227
   Income taxes payable .................           1,113           622
   Accrued liabilities ..................           7,888         6,399
                                                 --------       -------
         Total current liabilities ......          49,844        34,894
                                                 --------       -------
Long-term debt, less current portion ....           3,800         4,250
Other liabilities .......................           7,122         8,171
                                                 --------       -------
         Total liabilities ..............          60,766        47,315
                                                 --------       -------
Shareholders' equity:
   Common stock .........................              42            42
   Additional paid-in capital ...........          12,068        12,001
   Retained earnings ....................          49,712        48,278
                                                 --------       -------
                                                   61,822        60,321

   Less cost of treasury shares .........          (6,207)       (6,207)
                                                 --------       -------
         Total shareholders' equity .....          55,615        54,114
                                                 ________       _______
         Total liabilities and
         shareholders' equity ...........        $116,381      $101,429
                                                 ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

         (in thousands of dollars, except net earnings per share)


                                   Three Months Ended    Six Months Ended
                                        June 30,              June 30,
                                   ------------------    -----------------
                                    1996        1995      1996       1995
                                   -------   --------    -------   -------
Net sales ......................   $26,139   $30,688     $53,286   $60,448
Cost of goods sold .............    20,219    23,852      42,091    47,168
                                   -------   -------     -------   -------
         Gross profit ..........     5,920     6,836      11,195    13,280

Income on the sale of
   installment receivables .....     1,474     1,187       2,934     2,376
Interest income on
   installment receivables .....       341       201         649       407
Other operating income, net ....       947       859       1,806     1,772
                                   -------   -------     -------   -------
                                     8,682     9,083      16,584    17,835

Operating expenses:
   Selling, general
      and administrative .......     6,483     6,978      12,572    13,685
   Provision for
      doubtful accounts ........       343       244         580       497
                                   -------   -------     -------   -------
         Operating profit ......     1,856     1,861       3,432     3,653

Interest expense ...............       657       503       1,182     1,025
                                   -------   -------     -------   -------
   Earnings before
      income taxes .............     1,199     1,358       2,250     2,628

Income taxes                           449       527         816       982
                                   -------   -------     -------   -------
         Net earnings ..........   $   750   $   831     $ 1,434   $ 1,646
                                   =======   =======     =======   =======

Net earnings per share .........      $.22      $.24        $.42      $.48
                                      ====      ====        ====      ====
Average number of common
   shares outstanding ..........     3,419     3,415       3,417     3,415
                                     =====     =====       =====     =====


See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Six months ended
                          June 30, 1996 and 1995
                         (in thousands of dollars)



INCREASE (DECREASE) IN CASH                          1996           1995
- ---------------------------                      --------       --------
Net cash used in operating activities .....     $(11,377)       $   (594)

Net cash used in investing activities .....       (1,876)         (1,567)

Cash flows from financing activities:
   Installment contract
      receivables written .................      (32,935)         (28,694)
   Installment receivables liquidated .....        4,215            2,897
   Proceeds from sale of
      installment receivables .............       26,436           24,653
   Borrowing under long-term debt .........       15,590            3,535

   Other ..................................           67             --
                                                --------         --------
         Net cash provided by
           financing activities ...........       13,373            2,391
                                                --------         --------
Net increase in cash ......................          120              230
Cash at beginning of period ...............          429              344
                                                --------         --------
Cash at end of period .....................     $    549         $    574
                                                ========         ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the period for:
   Interest ...............................     $  1,156         $  1,095
                                                ========         ========
   Income taxes ...........................     $    355         $  1,101
                                                ========         ========


See accompanying Notes to Condensed Consolidated Financial Statements.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996
                        (in thousands of dollars)


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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES

       Inventories consist of the following:

                                                 June 30,   December 31,
                                                    1996           1995
                                                --------       --------
FIFO cost:
     Raw material .........................     $ 19,135       $ 14,875
     Work-in-process ......................        9,045          7,490
     Finished goods .......................       45,191         35,611
                                                --------       --------
                                                  73,371         57,976

Excess of FIFO cost
     over LIFO inventory value ............      (12,486)       (11,937)
                                                --------       --------
          Net inventories .................     $ 60,885       $ 46,039
                                                ========       ========

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

1996 COMPARED TO 1995

     Second quarter 1996 net sales decreased 15% to $26.1 million from $30.7 million in 1995. Two-thirds of the sales decline resulted from reductions in contract furniture and contract music as the Company executed its plan to shift focus away from these non-strategic businesses. As expected, unit sales in the acoustic piano category also declined during the second quarter reflecting the impact of the consolidation of the Baldwin and Wurlitzer dealer networks.

     Net earnings for the three months ended June 30, 1996, were $.7 million ($.22 per share) as compared to $.8 million ($.24 per share) in 1996. Earnings for the second quarter were affected by lower gross profit which was offset by a strong performance in the Consumer Finance segment and lower selling, general and administrative expense. Interest expense was higher in the 1996 quarter as a result of higher inventory levels in anticipation of second half sales.

     Net earnings for the first six months of 1996 decreased 13% to $1.4 million ($.42 per share) from $1.6 million ($.48 per share) in 1995. Net sales for the first six months of 1996 decreased 12% to $53.2 million from $60.4 million in 1995.

     Gross profit for both the three months and six months ended June 30, 1996, declined from the comparable periods for 1995 due to the decrease in music product sales and lower margins on contract electronic business.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and six months ended June 30, 1996 was $.2 million and $.5 million less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables generated by the Company's financing operation increased $.3 million and $.6 million for the three months and six months ended June 30, 1996, respectively, from the comparable periods in 1995. This increase was primarily the result of growth in the dollar value of contracts sold and stable interest rates.

     Selling, general and administrative expenses decreased $.5 million and $1.1 million for the three months and six months ended June 30, 1996, respectively, from the comparable periods in 1995. The decreases were primarily due to the Baldwin and Wurlitzer dealer network consolidation.

     Interest expense increased $.2 million for the three months and six months ended June 30, 1996, from the comparable periods in 1995. This increase was due to higher inventory levels in anticipation of second half sales.

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

     The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and interest rates on its new installment receivable contracts. In November 1995 and December 1994, the Company entered into two year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20.0 million and $40.0 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counter-party, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. The Company is exposed to credit losses in the event of non-performance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-party.

     The annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of June 30, 1996, the interest rate was 7.09%.

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

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable. At June 30, 1996, the Company had approximately $7.2 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at June 30, 1996, approximately $2.5 million is available for the payment of dividends or the repurchase of the Company's common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

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

     The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold, using the interest method, and the amount retained by the buyer under the floating interest rate provision, is remitted to Finance as a service fee. In February 1994, Finance entered into a five year interest rate swap agreement in order to reduce the potential impact of increases in interest rates on $20.0 million of installment contracts. The agreement entitles Finance to receive from the counterparty, on a monthly basis, interest income to the extent the floating rate retained by the buyer exceeds 6% or requires Finance to pay interest expense to the extent the floating rate is less than 6%. Finance is exposed to credit losses in the event of non-performance by the counterparty to its interest rate swap, but has no off-balance sheet credit risk of accounting loss. Finance anticipates, however, that the counterparty will be able to fully satisfy its obligations under the contract. Finance does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty.

     Proceeds from sale of installment receivables amounted to $26.4 million for the first six months of 1996 compared to $24.7 million for the same period of 1995.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $74.4 million of installment receivables as of June 30, 1996. Management believes an adequate allowance has been provided for any uncollectible receivables.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Certain former Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. These former dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $1.4 million of the outstanding dealer notes. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through August 1, 1996, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $1.9 million in the first six months of 1996 and $1.6 million in the comparable period of 1995. At June 30, 1996, the Company had no material outstanding capital commitments.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the second quarter of 1996, other than matters arising in connection with the annual meeting of the Company's shareholders held on May 14, 1996. At that meeting, the only matter submitted to a vote of the shareholders was the election of directors. All of the Company's existing directors were elected to serve as directors until the 1997 annual shareholders meeting by the following vote of the Company's shareholders:

                                                Votes
                                           For      Withheld
                                        ---------   --------
          George E. Castrucci           2,818,914        507
          William B. Connell            2,818,914        507
          R. S. Harrison                2,818,914        507
          Joseph H. Head, Jr.           2,818,814        607
          Karen L. Hendricks            2,818,914        507
          Roger L. Howe                 2,818,914        507



ITEM 5.  OTHER INFORMATION

     Not applicable.

                       PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               10.1 Change in Control Agreement between Baldwin Piano & Organ Company and Karen L. Hendricks dated June 26, 1996.
               10.2 Change in Control Agreement between Baldwin Piano & Organ Company and Steve Brock dated June 11, 1996. (1)
               19.1 1996 Second Quarter Report to Shareholders of the Company.
               99.1      Press Release dated July 24, 1996.
               27.1      Financial Data Schedule.


                     ------------------------------

               (1) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George Huebner and Larry Thompson dated June 18, 1996 and June 27, 1996, respectively.


     Index to Exhibits appears on sequentially numbered page 15.

          (b)  Reports on Form 8-K
               -------------------
               The Company filed no reports on Form 8-K during the second quarter of 1996.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BALDWIN PIANO & ORGAN COMPANY



DATE:      August 2, 1996          BY:       KAREN L. HENDRICKS
      ------------------------         ------------------------------
                                       Karen L. Hendricks, Chief
                                       Executive Officer (Principal
                                       Executive Officer) and
                                       President




DATE:      August 2, 1996          BY:      CHARLES R. JUENGLING
      ------------------------         ------------------------------
                                       Charles R. Juengling, Vice
                                       President/Controller/Secretary
                                       (Principal Accounting Officer)

                             INDEX TO EXHIBITS



Exhibit Number                  Exhibit
- --------------                  -------

     10.1           Change in Control Agreement
                    between Baldwin Piano & Organ
                    Company and Karen L. Hendricks
                    dated June 26, 1996.

     10.2           Change in Control Agreement
                    between Baldwin Piano & Organ
                    Company and Steve Brock dated
                    June 11, 1996.(1)

     19.1           1996 Second Quarter Report to
                    Shareholders of the Company.

     99.1           Press Release dated
                    July 24, 1996.

     27.1           Financial Data Schedule.


                   ------------------------------

(1) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George Huebner and Larry Thompson dated June 18, 1996 and June 27, 1996, respectively.