Form 10-Q
period 1996-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1996-11-14
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549

                       ____________________

                            FORM 10-Q

        Quarterly Report Pursuant to section 13 or 15(d) of
              the Securities and Exchange Act of 1934
                       ____________________

For the Quarter ended                     Commission File Number
 September 30, 1996                               0-14903


                  Baldwin Piano & Organ Company
      (Exact name of registrant as specified in its charter)


Delaware                                      31-1091812
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)


422 Wards Corner Road
Loveland, Ohio                                   45140-8390
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
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company ("Company"), as of November 1, 1996 is 3,425,396.

                      BALDWIN PIANO & ORGAN COMPANY

                                 INDEX




PART I.     FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of
               September 30, 1996 and December 31, 1995

       Condensed Consolidated Statements of Earnings for the three months and nine months ended
               September 30, 1996 and 1995

       Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995

       Notes to Condensed Consolidated Financial
               Statements, September 30, 1996

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

     Item 4.  Submission of Matters to a Vote
                 of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 September 30, 1996 and December 31, 1995
                         (in thousands of dollars)

                                             September 30,  December 31,
ASSETS                                               1996          1995
                                             ------------  ------------
Current assets:
     Cash ................................       $    400      $    429
     Receivables, net ....................         15,414        14,338
     Inventories .........................         64,352        46,039
     Other current assets ................          7,358         8,791
                                                 --------      --------
            Total current assets .........         87,524        69,597
                                                 --------      --------
Installment receivables,
     less current portion ................         12,547        11,215
Property, plant and equipment, net .......         16,800        14,934
Other assets .............................          5,466         5,683
                                                 --------      --------
            Total assets .................       $122,337      $101,429
                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ...       $ 42,314      $ 17,646
     Accounts payable ....................          6,464        10,227
     Income taxes payable ................            898           622
     Accrued liabilities .................          6,316         6,399
                                                 --------       -------
            Total current liabilities ....         55,992        34,894
                                                 --------       -------
Long-term debt, less current portion .....          3,575         4,250
Other liabilities ........................          6,926         8,171
                                                 --------       -------
            Total liabilities ............         66,493        47,315
                                                 --------       -------
Shareholders' equity:
     Common stock ........................             42            42
     Additional paid-in capital ..........         12,106        12,001
     Retained earnings ...................         49,903        48,278
                                                 --------       -------
                                                   62,051        60,321

     Less cost of treasury shares ........         (6,207)       (6,207)
                                                 --------       -------
            Total shareholders' equity ...         55,844        54,114
                                                 ________       _______
            Total liabilities and
            shareholders' equity .........       $122,337      $101,429
                                                 ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

         (in thousands of dollars, except net earnings per share)


                                   Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    -----------------
                                    1996      1995        1996       1995
                                   -------   --------    -------   -------
Net sales ......................   $26,508   $26,519     $79,794   $86,967
Cost of goods sold .............    21,543    21,011      63,634    68,179
                                   -------   -------     -------   -------
         Gross profit ..........     4,965     5,508      16,160    18,788

Income on the sale of
     installment receivables ...     1,404     1,231       4,338     3,607
Interest income on
     installment receivables ...       336       210         985       617
Other operating income, net ....       842       933       2,648     2,705
                                   -------   -------     -------   -------
                                     7,547     7,882      24,131    25,717

Operating expenses:
     Selling, general
          and administrative ...     6,071     6,142      18,643    19,827
     Provision for
          doubtful accounts ....       425       234       1,005       731
                                   -------   -------     -------   -------
             Operating profit ..     1,051     1,506       4,483     5,159

Interest expense ...............       827       465       2,009     1,490
                                   -------   -------     -------   -------
     Earnings before
          income taxes .........       224     1,041       2,474     3,669

Income taxes                            32       371         848     1,353
                                   -------   -------     -------   -------
         Net earnings ..........   $   192   $   670     $ 1,626   $ 2,316
                                   =======   =======     =======   =======

Net earnings per share .........      $.06      $.20        $.48      $.68
                                      ====      ====        ====      ====
Average number of common
     shares outstanding ........     3,423     3,415       3,419     3,415
                                     =====     =====       =====     =====

See accompanying Notes to Condensed Consolidated Financial Statements.

              BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                              ______________

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Nine months ended
                        September 30, 1996 and 1995
                         (in thousands of dollars)



INCREASE (DECREASE) IN CASH                          1996           1995
---------------------------                      --------       --------
Net cash (used in) provided by
   operating activities ...................      $(17,637)      $  3,442

Net cash used in investing activities .....        (3,365)        (3,033)

Cash flows from financing activities:
     Installment contract
        receivables written ...............       (51,096)       (43,627)
     Installment receivables liquidated ...         6,157          4,139
     Proceeds from sale of
          installment receivables .........        41,814         37,861
     Borrowing under long-term debt .......        23,994          1,673

     Other ................................           104           --
                                                 --------       --------
               Net cash provided by
                 financing activities .....        20,973             46
                                                 --------       --------
Net (decrease) increase in cash ...........           (29)           455
Cash at beginning of period ...............           429            344
                                                 --------       --------
Cash at end of period .....................      $    400       $    799
                                                 ========       ========
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION
--------------------------
Cash paid during the period for:
     Interest .............................      $  1,926       $  1,586
                                                 ========       ========
     Income taxes .........................      $    616       $  1,282
                                                 ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996
                        (in thousands of dollars)


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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with current year financial statement presentation. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES

       Inventories consist of the following:

                                             September 30,  December 31,
                                                     1996          1995
                                             ------------   -----------
FIFO cost:
     Raw material .........................      $ 19,049      $ 14,875
     Work-in-process ......................         7,880         7,490
     Finished goods .......................        50,179        35,611
                                                 --------      --------
                                                   77,108        57,976

Excess of FIFO cost
     over LIFO inventory value ............       (12,756)      (11,937)
                                                 --------      --------
          Net inventories .................      $ 64,352      $ 46,039
                                                 ========      ========

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                             ______________

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996
                        (in thousands of dollars)


(3)     LONG-TERM DEBT

       Long-term debt consists of the following:

                                             September 30,  December 31,
                                                     1996          1995
                                             ------------   -----------
Revolving line of credit                          $38,414       $16,896
Term loan                                           7,475         5,000
                                                  -------       -------
                                                   45,889        21,896

Less current portion                               42,314        17,646
                                                  -------       -------
Long-term debt, less current portion              $ 3,575       $ 4.250
                                                  =======       =======

     During the third quarter of 1996, the Company increased the revolving line of credit from $40.0 million to $41.5 million and increased the borrowing under the term loan by $3.0 million. These temporary increases in the revolving line of credit and the term loan expire in November 1996. During October 1996, the Company reached agreement with the revolving lender to increase the line of credit to $50 million through October 2001. Under this agreement, the interest rate on the revolving line of credit will vary based on the Company's future earnings but will not exceed 250 basis points above LIBOR. The Company expects to finalize this agreement during the fourth quarter of 1996.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

1996 COMPARED TO 1995

     Third quarter net sales were equal to last year, $26.5 million. Net sales in the Company's core businesses of Music and Contract Electronics each increased 8% for the quarter. However, overall sales do not reflect this progress due to the negative impact on sales of the Company's continuing exit from its non-strategic Contract Music/Furniture business, which began in the second quarter of 1996.

     Third quarter net earnings were $.2 million or $.06 per share as compared to $.7 million or $.20 per share in 1995. The third quarter earnings decline is attributable mainly to lower gross profit and higher interest expense. While manufacturing costs associated with the Contract Music/Furniture business have been reduced, they have not come down in proportion to the rapid sales decline in this business, thereby reducing gross profit margin. The Company has begun efforts to define and implement specific plans to reduce manufacturing costs and selling, general and administrative expenses.

     Net sales for the first nine months of 1996 decreased to $79.8 million from $87.0 million. The sales decline is due to the impact of the consolidation of Baldwin and Wurlitzer, particularly in the first and second quarters of 1996, and due to the Company's exit from the Contract Music/Furniture business. For the same reasons as those described for the third quarter, net earnings for the first nine months of 1996 decreased to $1.6 million or $.48 per share from $2.3 million or $.68 per share in 1995.

     The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The gross profit for the three months and nine months ended September 30, 1996 was $.3 million and $.8 million less than the amounts that would have been presented had the first-in, first-out (FIFO) method been used.

     Income on the sale of installment receivables generated by the Company's financing operation increased $.2 million and $.7 million for the three months and nine months ended September 30, 1996, respectively, from the comparable periods in 1995. This increase was primarily the result of growth in the dollar value of contracts sold and stable interest rates.

     Selling, general and administrative expenses decreased $1.2 million for the nine months ended September 30, 1996, from the comparable period in 1995. The decrease was primarily due to the Baldwin and Wurlitzer dealer network consolidation.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     The increase in the provision for doubtful accounts for the three months and nine months ended September 30, 1996, was primarily due to the continuing growth of the installment receivable portfolio. Losses, as a percent of the installment receivable portfolio, remain in historical ranges.

     Interest expense for the third quarter is higher than last year because inventory levels are up and because retail financing business growth continues to be strong. The Company has put in place a comprehen-sive inventory reduction plan to bring inventory levels back into historical ranges by temporarily reducing production at Company plants and lowering purchases from third parties.

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

     The annual rate of interest under the revolving line of credit (Revolver) is 150 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper. As of September 30, 1996, the interest rate was 7.16%.

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

     The Company has a revolving line of credit (Revolver) with an initial due date of February 15, 1999. The Revolver is renewable for three consecutive one-year periods beyond February 15, 1999. Amounts outstand-ing under the Revolver are due one year after demand. However, the lender retains absolute discretion regarding further advances, even if no event of default then exists. Under the Revolver, the lender will make available a line of credit based upon certain percentages of the value of the Company's inventories and trade accounts receivable.

     During the third quarter of 1996, the Company increased the revolving line of credit from $40.0 million to $41.5 million and increased the borrowing under the term loan by $3.0 million. These temporary increases in the revolving line of credit and term loan expire in November 1996. During October 1996, the Company reached agreement with the revolving lender to increase the line of credit to $50 million through October 2001. Under this agreement, the interest rate on the revolving line of credit will vary based on the Company's future earnings but will not exceed 250 basis points above LIBOR. The Company expects to finalize this agreement during the fourth quarter of 1996.

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     At September 30, 1996, the Company had approximately $3.1 million of additional borrowing available under this line of credit.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the term loan. Accordingly, at September 30, 1996, the Company could not pay any dividends or repurchase any of its common stock. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements. The Company is in compliance with these covenants.

     In 1995, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $86 million. During the fourth quarter of 1996, the Company reached agreement with that independent entity to increase the maximum outstanding principal amount to $111 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

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

             BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                            ________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
       -----------------------------------------------------------

     Proceeds from sale of installment receivables amounted to $41.8 million for the first nine months of 1996 compared to $37.9 million for the same period of 1995.

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $76.3 million of installment receivables as of September 30, 1996. Management believes an adequate allowance has been provided for any uncollectible receivables.

     Certain former Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. These former dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $1.0 million of the outstanding dealer notes. The Company believes the financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

     Baldwin's Stock Repurchase Plan permits the Company to purchase an amount of the Company's common stock not to exceed the lesser of 1,033,000 shares or $12.4 million in dollar value. From the date the plan was adopted in November 1987 through November 1, 1996, the Company has repurchased 701,300 shares of its common stock at an aggregate purchase price of $5.7 million under the plan.

     Capital expenditures amounted to $3.4 million in the first nine months of 1996 and $3.0 million in the comparable period of 1995. At September 30, 1996, the Company had no material outstanding capital commitments.

     The foregoing discussion sets forth forward looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the ability to achieve increased sales, the ability to achieve targeted cost savings, interest rates, competition and the economy in general.

                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in litigation arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.


ITEM 2.  CHANGES IN SECURITIES

     (a) No changes have been made to the instruments defining the right of the holders of the Company's common stock.

     (b) On September 3, 1996, the Company's Board of Directors authorized the issuance of one common share purchase right (a "Right") with respect to each share of the Company's common stock outstanding as of September 10, 1996. The Rights are exercisable if a party acquires 15% or more of the Company's voting stock or announces a tender offer to do so, without the consent of the Company's Board of Directors. The initial purchase price for each share of common stock issuable upon exercise of a Right is $60, subject to adjustment upon the occurrence of certain events. The Rights expire as of the close of business as of September 3, 2006, unless the expiration date is extended or the Rights are earlier redeemed or exchanged by the Company. Additional details regarding the Rights are incorporated herein by reference from the Company's Form 8-A Registration Statement filed with the Securities and Exchange Commission on September 13, 1996, as amended on September 27, 1996 and October 3, 1996.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is not in default nor has it defaulted on any indebted-ness. The Company is not obligated to pay any dividends or other payment to any of its shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the third quarter of 1996.


ITEM 5.  OTHER INFORMATION


     Not applicable.

                       PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------
               10.1 Amendment #6 dated as of August 9, 1996, to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984, and Restated as of October 15, 1990, between Baldwin Piano & Organ Company and General Electric Capital Corporation.

               19.1      1996 Third Quarter Report to Shareholders of the
                         Company.

               99.1      Press Release dated September 4, 1996.

               99.2      Press Release dated October 24, 1996.

               99.3      Press Release dated November 12, 1996

               27.1      Financial Data Schedule.


                     ------------------------------



     Index to Exhibits appears on sequentially numbered page 15.

          (b)  Reports on Form 8-K
               -------------------
               The Company filed a report on Form 8-K during the third quarter of 1996. The report on Form 8-K related to the Company's adoption of a shareholder rights plan.

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BALDWIN PIANO & ORGAN COMPANY



DATE:     November 7, 1996         BY:       KAREN L. HENDRICKS
      -------------------------        ------------------------------
                                       Karen L. Hendricks, Chief
                                       Executive Officer (Principal
                                       Executive Officer) and
                                       President




DATE:     November 7, 1996         BY:      CARL SIMS
      -------------------------        ------------------------------
                                       Carl Sims, Vice President
                                       Controller/Secretary
                                       (Principal Accounting Officer)

                             INDEX TO EXHIBITS




Exhibit Number                  Exhibit
--------------                  -------

     10.1           Amendment #6 dated as of
                    August 9, 1996, to that
                    certain Revolving Credit and
                    Security Agreement, dated as
                    of June 15, 1984, and Restated
                    as of October 15, 1990, between
                    Baldwin Piano & Organ Company
                    and General Electric Capital
                    Corporation.

     19.1           1996 Third Quarter Report to
                    Shareholders of the Company.

     99.1           Press Release dated
                    September 4, 1996.

     99.2           Press Release dated
                    October 24, 1996.

     99.3           Press Release dated
                    November 12, 1996.

     27.1           Financial Data Schedule.


                  -------------------------------