Form 10-K405
period 1996-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1997-03-28
CIK 797315

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                            -----------------------

For the fiscal year ended                            Commission File Number
    December 31, 1996                                        0-14903

                         Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)

Delaware                                                   31-1091812
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

422 Wards Corner Road
Loveland, Ohio                                                   45140-8390
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code (513) 576-4500

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No ____.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $30,418,206 based upon the $14.00 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 21, 1997.

         The number of outstanding shares of Common Stock of Baldwin Piano & Organ Company ("Company"), as of March 21, 1997, is 3,425,396.

                      DOCUMENTS INCORPORATED BY REFERENCE

         All of the information required by Items 6-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("1996 Annual Report to Shareholders"). All of the information required by Items 10-13 of Part III of this Form 10-K is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about April 25, 1997 relating to the Company's 1997 Annual Meeting of Shareholders ("1997 Proxy Statement").

                               TABLE OF CONTENTS

PART I.                                                                                                        Page
Item  1.          Business                                                                                        1

Item  2.          Properties                                                                                     13

Item  3.          Legal Proceedings                                                                              14

Item  4.          Submission of Matters to a Vote of                                                             14
                  Security Holders


PART II.

Item  5.          Market for Registrant's Common Equity                                                          14
                  and Related Stockholder Matters

Item  6.          Selected Financial Data                                                                        15

Item  7.          Management's Discussion and Analysis of                                                        15
                  Financial Condition and Results of Operation

Item  8.          Financial Statements and Supplementary Data                                                    15

Item  9.          Changes in and Disagreements with Accountants                                                  15
                  on Accounting and Financial Disclosure

PART III.

Item 10.          Directors and Executive Officers of the                                                        15
                  Registrant

Item 11.          Executive Compensation                                                                         16

Item 12.          Security Ownership of Certain Beneficial                                                       16
                  Owners and Management

Item 13.          Certain Relationships and Related                                                              16
                  Transactions


                                      (i)

PART IV.

Item 14.          Exhibits, Financial Statement Schedules,                                                       17
                  and Reports on Form 8-K


SIGNATURES                                                                                                       25

                                      (ii)

                                     PART I

                                ITEM 1. BUSINESS

         As used herein, the terms "Company" or "Baldwin" refer to Baldwin Piano & Organ Company and its subsidiaries and the Company's predecessors, unless the context otherwise indicates.

         As a leader in the U.S. keyboard market, the Company's core business, Baldwin manufactures and markets a full range of high quality keyboard instruments featuring the Baldwin(R), Wurlitzer(R) and Chickering(TM) trademarks. From artist-accepted concert grand pianos to innovative digital keyboards, renowned Baldwin instruments are found in homes, churches, academic institutions and concert halls across the nation.

         Baldwin expands on its core business by providing in-house consumer installment financing of musical products through its wholly-owned subsidiary Keyboard Acceptance Corporation ("Finance"). With an emphasis on superior service, revenues generated by Finance continue to grow significantly, increasing 20% in 1996. Baldwin is the only U.S. musical products manufacturer to offer direct consumer financing of its instruments.

         Through its Special Products Division, Baldwin offers electronic and electromechanical design and manufacturing services for original equipment manufacturers.

         Sales of the Company's products and other revenue are set forth by industry segment in the following table:

                                                                       (dollars in thousands)

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                1996              1995            1994
                                                              --------          -------         --------
         Musical Products and other:
          Musical Products.......................             $ 82,941          $ 85,085         $ 91,421
          Contract Furniture and
           Music.................................                4,455            10,565            6,706
                                                              --------          --------         --------
                  Total Segment..................               87,396            95,650           98,127
         Electronic Contracting .................               30,894            30,687           28,361
         Finance.................................                7,363             6,159            5,904
                                                              --------          --------         --------
                           Total ................             $125,653          $132,496         $132,392
                                                              ========          ========         ========

Financial information regarding industry segments is shown in this Form 10-K in
Note 14 to the Consolidated Financial Statements of the Company on page 95, attached hereto as Exhibit 13.1.

STRATEGIC PLAN

         Baldwin is in the second year of a strategic plan designed to improve the Company's competitiveness and enhance shareholder value. While the short-term cost increases and revenue decreases associated with these strategic initiatives adversely affected 1996 results, the Company expects to begin realizing benefits from its efforts during 1997.

         In February 1997, Baldwin announced that it retained the internationally known investment banking firm of Lehman Brothers to advise and assist it in the continuing execution of its strategic plan. In particular, Lehman Brothers has been specifically directed to: (a) assess the value of Baldwin's non-core businesses and review strategies for such businesses; (b) develop appropriate financial and capital structure targets and ratios, including evaluating potential sources of additional liquidity; (c) review current sources and potential uses of Baldwin's cash flow; and (d) review strategic opportunities available to Baldwin, including acquisitions, mergers or strategic alliances.

         The key elements of Baldwin's strategic plan include:

1. Improve manufacturing efficiency and gross margins in acoustic piano business.

                  Baldwin is the leading U.S. manufacturer, retailer and financing source of acoustic keyboard instruments. In 1996, the Company began the implementation of its strategic initiative to modernize and simplify its piano manufacturing operations. Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, and producing consistently high quality pianos for its dealer network and consumers.

                  Synchronous manufacturing principles have been refined and proven by advanced Japanese, U.S. and European manufacturers in many industries. For Baldwin, this approach enables greater efficiency in its one-at-a-time piano assembly line. It replaces the older batch production method and its inherent problems, such as less process control and higher work-in-process and finished product inventories.

                  First tested in the second half of 1996 at the Company's Juarez, Mexico components plant, Baldwin's synchronous manufacturing program is resulting in dramatic reductions in cycle time, reduced inventories and faster response to customer needs. In the piano keys department in Juarez, for example, work-in-process inventory shows an 89% reduction; the plant floor area required to assemble keys was reduced by 72%; and the start-to-completion time to assemble a keyboard shows a 94% improvement. It is also positively impacting many aspects of Baldwin production, from the physical layout of manufacturing areas to the flow of information and the development of closer relationships with suppliers.

                  Based on positive test results, Baldwin is expanding its synchronous manufacturing program to all its piano production facilities in 1997.

2.   Focus on core business, customers and consumers.

                  In 1996, Baldwin exited two non-strategic, lower margin businesses, allowing the Company to focus its efforts in its three core businesses: pianos, retail financing, and electronic contracting. Exit from the contract music and furniture businesses represented the single largest contributor to both sales and profit decline in 1996. This business was originally conceived to absorb plant overhead. The Company's synchronous manufacturing initiative is intended to address the overhead cost pressures created by the exit from these businesses.

                  In addition, Baldwin decided to exit the church organ business consummating an agreement for sale in early 1997. While church organs represented a small business for Baldwin, it added inefficient complexity because of its separate dealer base, customer base (churches), and need for a separate selling organization.

                  Baldwin believes it must focus on its core businesses, which have each demonstrated the potential to generate profitable returns on investment.

3.   Drive product innovation.

                  Baldwin believes that in its core businesses, innovation is key to continued success, profitability and growth. During 1996, Baldwin completed the introduction of its new line of digital pianos, named Baldwin Pianovelle(TM), with the introduction of three new models in the third quarter. In addition, the Company developed its innovative and unique automated player system, named Baldwin ConcertMaster(TM), which was introduced to the Company's dealer network in January 1997.

                  Baldwin incurred higher interest expense in 1996, in part, because of inventory required to support these new product launches. Because many Baldwin dealers purchase products from the Company on a consignment basis, Baldwin financed the new digital piano inventory necessary to supply its approximately 400 dealers.

4.   Improve asset utilization.

                  In 1996, the Company completed its consolidation of the Baldwin and Wurlitzer product lines and dealer networks. The Company also streamlined its workforce with the reduction of 50 salaried employees.

                  The consolidation of the Baldwin and Wurlitzer lines and dealer network resulted in depressed musical product sales during the first half of 1996. The decrease is primarily attributable to fewer store fronts and the change in accounting for Wurlitzer piano sales compared to 1995 to an "as sold" basis versus "as shipped". The reduction in the workforce contributed to lower fourth quarter 1996 earnings due to the one-time costs associated with severance and outplacement. With its product and dealer consolidation complete and streamlined workforce, Baldwin believes that it is better positioned to compete effectively in the future.

MUSICAL PRODUCTS

         Since 1862, Baldwin musical products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin musical products represent a broad range of acoustic and electronic instruments aimed at an equally broad consumer base, consistent with the Company's heritage. Baldwin musical products are sold through domestic wholesale dealers (77%), Company-owned retail stores (10%), factory direct sales (7%) and an international dealer network (6%).

         ACOUSTIC PIANOS

                  The Company's premier product is the Baldwin(R) concert grand piano, which is widely accepted for concert performances. Baldwin is the only domestic manufacturer of concert grand pianos which also produces a full line of vertical pianos. The Company has successfully incorporated a number of enhancements and construction techniques, originally designed for Baldwin grand pianos, into its vertical piano lines designed for home and institutional use. Such enhancements include plate and string mounting methods and soundboard construction. The Company believes that the quality and durability of the Baldwin concert grand pianos enhance the reputation, marketability and profit margins of its entire line of acoustic keyboard instruments.

                  In 1995, the Company's product lines were repositioned to eliminate product overlap and make Baldwin's acoustic offerings clearer to consumers. Baldwin now offers the three American brands, Baldwin(R), Chickering(TM) and Wurlitzer(R), that have represented nearly 50% of all domestic new piano purchases over the past four decades. In addition, separate Baldwin and Wurlitzer dealer and sales organizations were consolidated into a single, more efficient distribution network.

                  The Company's product line offering is broad in both styles and finishes of pianos in all classes ranging from 9-foot concert grand pianos to 37-inch vertical pianos (spinets).

         DIGITAL KEYBOARDS

                  Baldwin distributes a broad range of electronic keyboard instruments. Baldwin's products compete in the digital keyboard market segments that represent over 90% of the market for keyboard digital product sales. An increasing number of Baldwin piano dealers now report that a significant percentage of their business comes from digital keyboard sales. To gain a greater share of this growing segment, Baldwin introduced new digital piano products in September 1995. The line was completed in August 1996 with seven models overall.

                  Pianovelle(TM) products are manufactured to Baldwin's specifications in Italy by GeneralMusic, Europe's largest digital keyboard manufacturer. Baldwin is working with GeneralMusic in designing a second generation product line based on superior piano tone and touch. Baldwin plans to introduce new products approximately every two years to capitalize on advances in electronic technology and address changing consumer needs.

         PRODUCT DEVELOPMENT

                  The Company's research staff, in conjunction with outside consulting and design services, engage in ongoing efforts to refine existing products and develop new products.

                  In electronic-based products, the Company uses outside sources for the development and production of its products. Outsourcing has enabled the Company to keep overall operating costs down while benefiting from other companies' expertise in advanced electronic technology and new material development.

                  In 1996, the Company completed development of a unique digital player system. This system, called Baldwin ConcertMaster(TM), was introduced in January 1997. It employs multi-media storage of music and recording capabilities and is available for factory or field installation only on Company brand acoustic products.

                  During 1996, 1995 and 1994, the Company's research and development expenditures were $475,000, $472,000 and $556,000, respectively.

         MARKETING AND DISTRIBUTION

                  The Company distributes its keyboard musical instruments in North America through approximately 400 independent dealers. The Company also operates 11 Company-owned stores in five large metropolitan areas.

                  In 1996, no single dealer accounted for more than 5% of the Company's keyboard musical instrument sales. The ten largest dealers accounted for approximately 20% of such sales.

                  The Company's domestic sales leadership is attributable, in part, to its excellent dealer network. The Company believes that it has been able to attract and maintain its dealers by offering a superior product line and numerous programs and services designed to assist dealers and promote the Company's products, including:

               o An artist endorsement program in which over 375 well-known pianists, composers, conductors, vocalists and music organizations endorse Baldwin grand pianos, providing dealers with extensive national and local product publicity and a method of product differentiation.

               o A dealer support program, providing training, promotional assistance, and incentives.

               o Sponsorship of educational activities, including piano competitions, recitals and music fellowships.

               o An installment finance program offering retail customers a source of credit and assurance of the Company's continued interest in product performance.

                  The 11 Company-owned retail outlets are located in Atlanta, Georgia; Cincinnati, Ohio; Indianapolis, Indiana; and Louisville and Lexington, Kentucky. These Company-owned retail outlets, which sell the Company's product lines, are generally situated in areas where they do not compete directly with the Company's independent dealers. The Company believes that the existence of Company-owned stores has not adversely affected the Company's relationship with its independent dealers.

                  In addition to accounting for approximately 10% of the Company's total keyboard sales in 1996, Baldwin's retail stores provide the Company with the opportunity to test new retailing concepts and dealer promotional ideas. Baldwin's retail stores also provide a better understanding of dealer problems and a source of management talent.

                  Baldwin introduced the Factory Direct Sales Program in 1994 to access customers outside the geographic reach of the Company's independent dealer network and Company-owned retail outlets and also to cooperatively increase sales within those areas. This program accounted for approximately 7% of the Company's total keyboard sales in 1996.

                  The Company's products are distributed in Canada through approximately 30 independent dealers representing approximately 3% of the Company's total keyboard sales. The Company markets products through a number of international distributors in markets such as Mexico, France, Taiwan, Japan and England. These account for approximately 3% of the Company's keyboard sales in 1996.

         MARKETS AND COMPETITION

                  The principal markets for the Company's acoustic and electronic pianos are families with children of ages 6 to 12, young adults, and educational institutions.

                  The domestic keyboard musical instrument market has contracted in recent years. Industry-wide annual unit sales of acoustic pianos in the United States have declined 9% since 1995. The Company competes with a number of domestic and foreign manufacturers based on price relative to tone quality, performance characteristics, styling and finish options.

                  The Company's domestic market share for new acoustic pianos was approximately 25% in 1995 and 26% in 1996. In 1996, Baldwin showed its second consecutive year of unit share growth after several years of share decline. The Company believes that no single manufacturer has a domestic market share larger than the Company's.

                  Based on industry statistics, foreign piano manufacturers' combined market share for acoustic pianos in the domestic market has averaged approximately 51% over the last three years. Foreign competition in the piano market is most heavily concentrated in the market for small grand pianos and, to a lesser extent, in the market for large vertical pianos.

                  Electronic digital pianos, with annual industry sales in the U.S. of approximately 55,000 units, are approaching acoustic pianos in popularity. In 1996, industry unit sales increased by 2%. These units offer full-sized, touch sensitive dynamic keyboards which are considered by some potential customers as a viable substitute for a new or used acoustic piano.

                  To gain a greater share of this digital segment, Baldwin introduced additional models in August 1996. Called Baldwin Pianovelle(TM), these instruments employ Dimensional Acoustic Synthesis(TM) to recreate the classic sound of an acoustic piano. These pianos also use cutting edge technology which has resulted in a number of industry firsts. The upper-end pianos are the only digitals which can display score, chords and lyrics in a large built-in display. The Company increased its digital market share from approximately 3% in 1995 to approximately 4% in 1996 and intends to continue to aggressively pursue a higher market share in this area.

                  The domestic piano market continued its 15+ year decline in unit volume in 1996. While this market decline has been a challenge to Baldwin and its competitors in the domestic market, the Company believes there are reasons to conclude that the market decline may slow in the coming years. First, demographics indicate that the number of children between the ages of 6 and 12, whose families are a key market segment for Baldwin musical products, will be increasing through the year 2010. Second, for the past five years, the Company, individually and in conjunction with other manufacturers, continued sponsoring advertisements and promotions designed to increase consumer awareness of the positive effects of keyboard instruction on the physical and mental development of children. These positive effects on child development have been quantified in recently released research data. Finally, the Company continued its advertising efforts not only to reach dealers, schools, other institutional buyers and music instructors, but also to directly attract individual customers.

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

                  The Company's retail stores and most of its independent dealers sell used keyboard products in addition to new instruments. The availability of used pianos and organs attracts potential purchasers who sometimes ultimately purchase new instruments. Owners of pianos and organs will also often trade in their existing instruments for larger or more expensive instruments.

CHURCH ORGANS

                  In early 1997, the Company reached agreement to sell its church organ business, pending approval by the Company's lender. The church organ business is considered a non-core business because of its unique dealer and customer base. Exit from the church organ business is consistent with the Company's focus on its core piano business.

FINANCING OPERATIONS

         The Company's installment financing subsidiary, Finance, provides point-of-sale consumer financing through keyboard product dealers located throughout the United States. Baldwin is the only keyboard manufacturer that also provides its own consumer financing for its musical instruments and has been doing so for nearly a century. The Company believes that this long-term, strongly focused attention to the music industry provides Baldwin with a distinct competitive advantage.

         Over the last few years Finance has expanded its focus. In addition to financing Baldwin products, Finance now makes its consumer financing available through music dealers that do not carry the Company's musical products. During 1996, many new dealers were added to the Finance client base as a result of this strategy.

         Finance offers music dealers consumer financing programs which include competitive interest rates, rent-to-own options and prompt credit approval. In addition to these continuing services, Finance both originates and cooperates in special promotional programs with dealers.

         Finance maintains agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $100 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

         Under the present arrangement at the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold. The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold, and the amount retained by the buyer under the floating interest rate provision, is remitted to Finance as a service fee.

         Under the present sale agreement with the independent entity, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. At December 31, 1996, Finance remains contingently liable on approximately $85 million of installment receivables. Historically, credit losses have not been significant. The Company believes an adequate allowance has been provided for any uncollectible receivables.

ELECTRONIC CONTRACTING

         In 1984, the Company began manufacturing printed circuit board assemblies for manufacturers outside the music industry. Currently, the Baldwin Special Products Division provides electronic and electromechanical products and services to a broad range of original equipment manufacturers. Final applications include commercial and industrial power controls, heating and air conditioning systems, vending machines, mail handling systems, exercise equipment and semiconductor fabrication equipment.

         The Baldwin Special Products Division has increased resource investment, improved its work systems and expanded the customer/supplier partnerships. In 1996, this Division entered into strategic partnerships with two of its top five customers. In one strategic partnership, Baldwin enjoys preferred supplier status increasing the likelihood for preferential access to new business being outsourced by this customer. In the other, Baldwin has entered into long term supply arrangements that give the Company preferred supplier status for new business.

         The Baldwin Special Products Division is a full-service contract supplier offering a complete line of engineering, design, testing, repair and rework services, and assembly of electronic and electromechanical products. Baldwin engineering and operations personnel work closely with customers to take a concept or design, develop it, test it and turn it into a manufactured circuit board assembly or finished product component.

         During 1996, the Baldwin Special Products Division increased its investment in high technology capital and systems improvements three fold compared to the average of the two previous years. This division is also strengthening internal process effectiveness through enhancing strategic partnerships with its own suppliers, personnel training and continuous improvement of quality systems.

         The Company sells electronic assemblies to manufacturers through Company representatives and electronics manufacturers' representatives with territories covering 28 states. There are many contract manufacturers of electronic assemblies and the Company does not have a significant share of the market of such products. Although foreign manufacturers account for a significant portion of the printed circuit board industry, the Company has found numerous opportunities to compete effectively based on the consistency of the quality of its products and its reputation for on-time delivery.

MANUFACTURING

         The Company has fully integrated acoustic piano manufacturing capability beginning with the treatment of raw lumber; proceeding through the fabrication and finishing of the cabinetry and assembly of the inner workings; and culminating in the creation of a completed musical instrument. During 1996, the Company began implementing an aggressive initiative to modernize and simplify its piano manufacturing operations. Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, and producing consistently high-quality pianos for its dealer network and consumers.

         Synchronous manufacturing principles have been refined and proven by advanced Japanese, U.S. and European manufacturers in many industries. For Baldwin, this approach enables greater efficiency in its one-at-a-time piano assembly line. It replaces the older batch production method and its inherent problems, such as less process control and higher work-in-process and finished product inventories. Baldwin is expanding its synchronous manufacturing program to all its piano production facilities in 1997.

         The Company's contract electronics manufacturing facility utilizes specialized, computer-controlled production and testing equipment to manufacture printed circuit boards and electromechanical assemblies for its contract electronics manufacturing products.

RAW MATERIALS

         Raw materials required for the Company's acoustic piano manufacturing operations are primarily purchased in the United States. Due to the Company's unique products, a limited number of vendors are available for certain specialized parts needed for keyboard instruments. Despite such limitations, the Company has not experienced significant difficulties in obtaining adequate supplies of raw materials. However, the failure of one or more such vendors to continue to supply its products could cause delays in the Company's manufacturing process until suitable alternate sources could be obtained.

         In electronic contracting, electronic components are purchased from major semi-conductor manufacturers and distributors. To minimize costs and facilitate availability of major components, the Company designs its products to employ standard components.

SEASONALITY

         The Company's business is somewhat seasonal in nature with fourth quarter musical products sales generally increasing during the holiday season. In 1996, the fourth quarter accounted for approximately 31% of net sales, consistent with fourth quarter results in the previous three years.

BACKLOG

         Because Baldwin consigns the majority of its musical products to its dealer network, the Company has no significant backlog of sales of musical products. The firm sales orders for electronic contracting and contract furniture and music aggregated approximately $25 million and $22 million at December 31, 1996 and 1995, respectively. The Company anticipates that all such 1996 orders will be filled during 1997.

WORKING CAPITAL

         The Company requires significant working capital to support its operations. The Company builds inventory levels during the year to support its high fourth quarter seasonal sales demand.

         The Company finances its working capital needs under a $50 million revolving line of credit from General Electric Capital Corporation. Amounts outstanding under the revolving line of credit are due one year after demand. However, the lender retains absolute discretion regarding each advance, even if no event of default then exists. Under the revolving line of credit, the lender will make available a line of credit based on certain percentages of the carrying value of the Company's inventories and trade accounts receivable. Finance has entered into agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $100 million, subject to certain repurchase provisions described above under the caption "Financing Operations".

         For more information about the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" attached hereto as Exhibit 13.1.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 1,530 full-time employees. Approximately 245 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800 and approximately 255 hourly workers at Fabricantes Tecnicos, S.A. (wholly-owned subsidiary of the Company) Juarez, Mexico facility are represented by the National Labor Union of Workers of Electronic Products. All other employees are not represented by collective bargaining units. The Company considers its relations with its employees to be good.

                               ITEM 2. PROPERTIES

         The Company operates the following manufacturing facilities, all of which are owned. These properties are pledged as collateral under the Company's various credit facilities.

         Location                           Industry Segment                    Principal Products
         --------                           ----------------                    ------------------
  Greenwood, Mississippi                     Musical products                   Piano Cases/Piano
                                             and other                          Components

  Conway, Arkansas                           Musical products                   Grand Pianos
                                             and other

  Fayetteville, Arkansas                     Electronic                         Circuit Boards
                                             Contracting

  Trumann, Arkansas                          Musical products                   Pianos/Piano
                                             and other                          Components

  Juarez, Mexico                             Musical products                   Piano components
                                             and other

         The Company's corporate offices and a retail showroom are located in a 50,000 square foot leased facility in a suburban office park in the greater Cincinnati, Ohio metropolitan area.

         Generally, properties are utilized at normal capacity levels on a single shift basis. During recent years, certain facilities were not utilized at historical capacity levels as a result of lower sales volumes of certain musical products, and the decision to exit the contract furniture and contract music businesses.

         The Company maintains and services its facilities to ensure their suitability for operations.

                           ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.

         The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of pollutants into the environment. The Company does not anticipate that any environmental matters currently known to the Company will result in proceedings against the Company or in any material liability.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1996 fiscal year.

                                ----------------
                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any national securities exchange and its principal United States trading market is through the Nasdaq Stock Market's National Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Year 1996                                           Year 1995
  Common Stock Bid Range                              Common Stock Bid Range
----------------------------                        ----------------------------
Quarter     High      Low                           Quarter     High       Low
----------------------------                        ----------------------------
First      $14 1/2   $12 1/4                        First       $12 1/2   $10 1/4

Second               $15 1/2           $12 3/4                Second               $15 1/4          $11 1/4
Third                $16 1/2           $14 1/2                Third                $14 1/8          $12
Fourth               $16 1/4           $11                    Fourth               $13 1/4          $12

         As of March 21, 1997, the number of outstanding shares of the Company's common stock was 3,425,396. The approximate number of record holders of such shares was 121.

         The Company has paid no dividends since its inception and intends to continue its policy of retaining earnings to finance future growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" on page 101, and Note 6 of Notes to Consolidated Financial Statements of the Company on page 88 regarding limitations on payment of dividends, attached hereto as Exhibit 13.1.

                        ITEM 6. SELECTED FINANCIAL DATA

         Incorporated by reference to Baldwin's 1996 Annual Report to Shareholders.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to Baldwin's 1996 Annual Report to Shareholders.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to Baldwin's 1996 Annual Report to Shareholders.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's December 31, 1996 consolidated financial statements.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to Baldwin's Proxy Statement for the 1997 Annual Meeting of Shareholders.

         ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to Baldwin's Proxy Statement for the 1997 Annual Meeting of Shareholders.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Incorporated by reference to Baldwin's Proxy Statement for the 1997 Annual Meeting of Shareholders.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to Baldwin's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K

1.1 The following Consolidated Financial Statements of Baldwin Piano & Organ Company and Subsidiaries are incorporated by reference to Baldwin's 1996 Annual Report to Shareholders.

                  Independent Auditors' Report.

                  Consolidated Statements of Earnings, years ended December 31, 1996, 1995 and 1994.

                  Consolidated Statements of Shareholders' Equity, years ended December 31, 1996, 1995 and 1994.

                  Consolidated Balance Sheets, as of December 31, 1996 and
                  1995.

                  Consolidated Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994.

                  Notes to Consolidated Financial Statements, years ended December 31, 1996, 1995 and 1994.

2.1 Consolidated Financial Statement Schedules of Baldwin Piano & Organ Company and Subsidiaries:


                                                                                                      Page Number
                                                                                                      -----------
                  Independent Auditors' Report on Schedule                                                26

                  Schedule for the years ended
                  December 31, 1996, 1995 and 1994.                                                       27

                      VIII.  Valuation and Qualifying Accounts.

                  All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.1   Certificate of Incorporation of the Company, as amended. (1)

3.2 Amended and Restated Bylaws of Baldwin Piano & Organ Company dated as of February 10, 1997. (20)

4.1 Rights Agreement between the Company and The Provident Bank dated as of September 4, 1996. (21)

   MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS

10.1 Baldwin Piano & Organ Company 1986 Incentive Stock Option Plan adopted on June 30, 1986. (1)

10.2 Baldwin Piano & Organ Company Retirement Plan for Salaried Employees, as amended. (1)

10.3 Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated September 28, 1984. (1)

10.4 Form of Indemnification Agreements between the Company and the Company's Officers and Directors dated June 30, 1986 and accompanying schedule. (1)

10.5 Consulting Agreement between the Company and Harold S. Smith dated as of April 14, 1993. (8)

10.6  Baldwin Piano & Organ Company Deferred Directors Fee Plan. (9)

10.7  Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan.
      (9)

10.8 Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (9)

10.9  Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan. (11)

10.10 Baldwin Piano & Organ Company 1994 Management Incentive Plan. (12)

10.11 Baldwin Piano & Organ Company 1994 Long Term Incentive Plan. (12)

10.12 Agreement of Employment between Baldwin Piano & Organ Company and Karen L. Hendricks dated as of November 18, 1994. (13)

10.13 Second Amended and Restated Agreement of Employment and Retirement Plan for Selected Key Employee between Baldwin Piano & Organ Company and
      R. S. Harrison dated as of December 9, 1994. (13)

10.14 Change in Control Agreement between Baldwin Piano & Organ Company and Karen L. Hendricks dated June 26, 1996. (17)

10.15 Change in Control Agreement between Baldwin Piano & Organ Company and Stephen P. Brock dated June 11, 1996. (17)(18).

10.16 Agreement of Employment between Baldwin Piano & Organ Company and Perry
      H.  Schwartz dated as of November 5, 1996, as amended on November 11,
      1996.
                                ----------------

10.17 Office Space Lease Agreement between Wards Corner Associates Limited Partnership and the Company dated as of June 16, 1986. (1)

10.18 Guaranty dated February 23, 1988 in favor of General Electric Capital Corporation made by TWCA Corp (now known as `The Wurlitzer Company'). (2)

10.19 Security Agreement dated February 23, 1988 in favor of General Electric Capital Corporation made by TWCA Corp. (2)

10.20 Stock Pledge Agreement dated February 23, 1988 by and between Baldwin Piano & Organ Company and General Electric Capital Corporation relating to the Company's shares of TWCA Corp. (2)

10.21 Amended and Restated Revolving Credit and Security Agreement between the Company and General Electric Capital Corporation dated October 25, 1990.
      (5)

10.22 Pledge Agreement by the Company in favor of General Electric Capital Corporation dated October 25, 1990. (5)

10.23 Security Agreement by BPO Finance Corporation in favor of General Electric Capital Corporation dated October 25, 1990. (5)

10.24 Guaranty by BPO Finance Corporation in favor of General Electric Capital Corporation dated October 25, 1990. (5)

10.25 Purchase and Administration Agreement among the Company, BPO Finance Corporation, Retailer Funding Corporation and General Electric Capital Corporation, as a consenting party, dated as of October 1, 1990. (5)

10.26 Guaranty Agreement among the Company, BPO Finance Corporation, Retailer Funding Corporation and General Electric Capital Corporation dated as of October 1, 1990. (5)

10.27 Indemnification Agreement among BPO Finance Corporation, General Electric Capital Corporation and Kidder Peabody & Co. Incorporated as of October 1, 1990. (5)

10.28 Retail Accounts Receivable Purchase Agreement among the Company, BPO Finance Corporation and The Wurlitzer Company dated as of October 1, 1990. (5)

10.29 Amendment dated as of February 15, 1994 to the October 25, 1990 Amended and Restated Revolving Credit Agreement between the Company and General Electric Capital Corporation. (10)

10.30 Amendment dated as of February 15, 1994 to the October 1, 1990 Purchase and Administration Agreement among the Company, Keyboard Acceptance Corporation (formerly known as BPO Finance Corporation), Retailer Funding Corporation and General Electric Capital Corporation as a consenting party. (10)

10.31 Amendment dated as of February 15, 1994 to the October 1, 1990 Guaranty Agreement among the Company, Keyboard Acceptance Corporation, Retailer Funding Corporation and General Electric Capital Corporation. (10)

10.32 Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (10)

10.33 Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold S. Smith. (10)

10.34 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (10)

10.35 Amendment to Office Space Lease Agreement between Baldwin Piano & Organ Company and Nooney Management Company dated as of June 11, 1991. (7)

10.36 Second Amendment dated as of December 1, 1994 to Purchase and Administration Agreement dated as of October 1, 1990 among Retailer Funding Corporation, Keyboard Acceptance Corporation (formerly BPO Finance Corporation) and General Electric Capital Corporation as a consenting party. (13)

10.37 Indemnification agreement dated as of December 1, 1994 among General Electric Capital Corporation, Lehman Commercial Paper, Inc. and Keyboard Acceptance Corporation (formerly BPO Finance Corporation). (13)

10.38 Amendment #4 dated as of September 30, 1994 to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between Baldwin Piano & Organ Company and General Electric Capital Corporation. (13)

10.39  Amendment #5 dated as of March 28, 1995 to that certain Revolving
       Credit and Security Agreement, dated as of June 15, 1984 and Restated as of October 15, 1990 between Baldwin Piano & Organ Company and General Electric Capital Corporation. (14)

10.40 Amendment No. 1 dated as of April 3, 1995 to that certain Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (14)

10.41 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995. (15)

10.42 Amendment No. 2 dated as of October 1, 1995 to that certain Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (16)

10.43 Amendment to Office Space Lease Agreement between Baldwin Piano & Organ Company and Nooney Krombach Company dated as of February 16, 1996. (16)

10.44 Amendment #6 dated as of August 9, 1996 to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984, and Restated as of October 15, 1990, between Baldwin Piano & Organ Company and General Electric Capital Corporation. (19)

10.45 Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive Systems, S.A. DE C.V. dated as of December 13, 1996.

10.46 Amendment #7 dated as of November 20, 1996 to that certain Revolving Credit and Security Agreement, dated as of June 15, 1984, and Restated as of October 15, 1990, between Baldwin Piano & Organ Company and General Electric Capital Corporation.

10.47 Third Amendment dated as of December 1, 1995 to Purchase and Administration Agreement dated as of October 1, 1990 as amended among Retailer Funding Corporation, Keyboard

      Acceptance Corporation and General Electric Capital Corporation as a consenting party.

10.48 Fourth Amendment dated as of November 1, 1996 to Purchase and Administrative Agreement dated as of October 1, 1990 among Retailer Funding Corporation, Keyboard Acceptance Corporation and General Electric Capital Corporation as a consenting party.

10.49 Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997.

11.1  Statement regarding computation of per share earnings.

13.1 Information incorporated by reference to Baldwin's 1996 Annual Report to Shareholders for the year ended December 31, 1996: "Independent Auditors' Report", "Financial Statements" (including Notes thereto), "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

21.1  Subsidiaries of the Company.

23.1  Consent of Independent Accountants.

27.1  Financial Data Schedule.

99.1  Baldwin Stock Repurchase Plan. (3)

99.2  Amendment No. 1 to Baldwin Stock Repurchase Plan. (5)

99.3  Amendment No. 2 to Baldwin Stock Repurchase Plan. (7)

99.4  Press Release dated December 5, 1996.

99.5  Press Release dated January 14, 1997.

 (1) Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

 (2) Incorporated by reference from the Company's Form 8-K dated February 23, 1988 as filed with the Commission on March 9, 1988.

 (3 Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1987.

 (4) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1989.

 (5) Incorporated by reference from the Company's Form 8-K dated October 25, 1990 as filed with the Commission on November 9, 1990.

 (6) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1990.

 (7) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

 (8) Incorporated by reference from the Company's Form S-3 Registration Statement as declared effective by the Commission on May 19, 1993.

 (9) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

(10) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

(11) Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Shareholders.

(12) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1994.

(13) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

(14) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

(15) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

(16) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1995.

(17) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996.

(18) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George C. Huebner, Larry D. Thompson and Perry Schwartz dated June 18, 1996, June 27, 1996 and November 12, 1996, respectively.

(19) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1996.

(20) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

(21) Incorporated by reference from the Company's Form 8-K dated September 3, 1996 as filed with the Commission on September 13, 1996.

Index to Exhibits - page 28

                              REPORTS ON FORM 8-K

         During the fourth quarter of 1996, the Company filed no reports on Form 8-K. During the first quarter of 1997, the Company filed one report on Form 8-K on February 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALDWIN PIANO & ORGAN COMPANY

                  By:    /s/ KAREN L. HENDRICKS
                         -------------------------------------
                            Karen L. Hendricks, Chairman,
                         Chief Executive Officer and President

                         Date:     March 27, 1997
                         -------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Principal Executive Officer:

Date:  March 27, 1997                    /s/ KAREN L. HENDRICKS
      ---------------                   -----------------------
                                        Karen L. Hendricks, Chairman, Chief
                                        Executive Officer, President
                                        and Director

Date:  March 27, 1997                    /s/ GEORGE E. CASTRUCCI
      ---------------                   ------------------------
                                        George E. Castrucci, Director

Date:  March 27, 1997                    /s/ WILLIAM B. CONNELL
      ---------------                   -----------------------
                                        William B. Connell, Director

Date:  March 27, 1997                    /s/ JOSEPH H. HEAD, JR.
      ---------------                   ------------------------
                                        Joseph H. Head, Jr., Director

Date:  March 27, 1997                    /s/ ROGER L. HOWE
      ---------------                   ------------------
                                        Roger L. Howe, Director

                                        Principal Financial and Accounting
                                        Officer:

Date:  March 27, 1997                    /s/ PERRY H. SCHWARTZ
      ---------------                   ----------------------
                                        Perry H. Schwartz, Executive Vice
                                        President and Chief Financial Officer

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Baldwin Piano & Organ Company:

         Under date of February 25, 1997, except as to Note 16, which is as of March 11, 1997, we reported on the consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under
Part IV, item 14 (2.1) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

Cincinnati, Ohio
February 25, 1997

                                                                   SCHEDULE VIII

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                    --------

                       VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1996, 1995 and 1994

                                                          Additions
                                                          ---------
                                             Charged       Charged
                             Balance at      to cost       to other                            Balance at
                             beginning         and         accounts           Deductions         end of
   Description               of period       expenses      describe            describe          period
   -----------               ---------       --------      --------            --------          ------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended
 December 31, 1996           $4,004,192       $  549,867      $   -           $1,015,936(1)      $3,538,123
                             ==========       ==========      ========        ==========         ==========

Year ended
 December 31, 1995           $4,299,567       $  845,288      $   -           $1,140,663(1)      $4,004,192
                             ==========       ==========      ========        ==========         ==========

Year ended
 December 31, 1994           $4,110,040       $1,183,876      $   -           $  994,349(1)      $4,299,567
                             ==========       ==========      ========        ==========         ==========

RESERVE FOR INSTALLMENT RECEIVABLES
 SOLD WITH RECOURSE:

Year ended
 December 31, 1996           $1,510,000       $  700,000      $   -           $  803,000(2)      $1,407,000
                             ==========       ==========      ========        ==========         ==========

Year ended
 December 31, 1995           $2,296,000       $  120,000     $   -            $  906,000(2)      $1,510,000
                             ==========       ==========      ========        ==========         ==========

Year ended
 December 31, 1994           $2,706,000       $  120,000     $   -            $  530,000(2)      $2,296,000
                             ==========       ==========      ========        ==========         ==========


--------------------
   (1) Represents accounts charged off, less recoveries.
   (2) Represents reserve related to accounts repurchased.

                               INDEX TO EXHIBITS

                                                                                                      Sequentially
Exhibit                                                                                                Numbered
Number                             Exhibit                                                               Page
------                             -------                                                            -----------
 3.1              Certificate of Incorporation of the Company,                                            *
                  as amended. (1)

 3.2              Amended and Restated Bylaws of Baldwin                                                  *
                  Piano & Organ Company dated as of February
                  10,1997.  (20)

 4.1              Rights Agreement between the Company and                                                *
                  The Provident Bank dated as of September
                  4, 1996.  (21)

10.1              Baldwin Piano & Organ Company 1986 Incentive                                            *
                  Stock Option Plan adopted on June 30, 1986. (1)

10.2              Baldwin Piano & Organ Company Retirement Plan                                           *
                  for Salaried Employees, as amended. (1)

10.3              Baldwin Piano & Organ Company Retirement Trust                                          *
                  for Salaried Employees dated September 28,
                  1984. (1)

10.4              Form of Indemnification Agreements between                                              *
                  the Company and the Company's Officers and
                  Directors dated June 30, 1986 and accompany-
                  ing schedule. (1)

10.5              Consulting Agreement between the Company                                                *
                  and Harold S. Smith dated as of April 14,
                  1993. (8)

10.6              Baldwin Piano & Organ Company Deferred                                                  *
                  Directors Fee Plan. (9)

10.7              Baldwin Piano & Organ Company Non-Qualified                                             *
                  Deferred Compensation Plan. (9)

10.8              Baldwin Piano & Organ Company Non-Qualified                                             *
                  Deferred Compensation Rabbi Trust Agreement
                  as amended and restated as of October 4,
                  1993. (9)

10.9              Baldwin Piano & Organ Company 1994 Incentive                                            *
                  Stock Option Plan.  (11)

10.10             Baldwin Piano & Organ Company 1994 Management                                           *
                  Incentive Plan.  (12)

10.11             Baldwin Piano & Organ Company 1994 Long Term                                            *
                  Incentive Plan.  (12)

10.12             Agreement of Employment between Baldwin Piano                                           *
                  & Organ Company and Karen L. Hendricks dated
                  as of November 18, 1994.  (13)

10.13             Second Amended and Restated Agreement of                                                *
                  Employment and Retirement Plan for Selected
                  Key Employee between Baldwin Piano & Organ
                  Company and R. S. Harrison dated as of
                  December 9, 1994.  (13)

10.14             Change in Control Agreement between Baldwin                                             *
                  Piano & Organ Company and Karen L. Hendricks
                  dated June 26, 1996.  (17)

10.15             Change in Control Agreement between Baldwin                                             *
                  Piano & Organ Company and Stephen P. Brock
                  dated June 11, 1996.  (17)(18)

10.16             Agreement of Employment between Baldwin Piano                                           36
                  & Organ Company and Perry H. Schwartz dated as
                  of November 5, 1996, as amended on November
                  11, 1996.

10.17             Office Space Lease Agreement between Wards                                              *
                  Corner Associates Limited Partnership and the
                  Company dated as of June 16, 1986. (1)

10.18             Guaranty dated February 23, 1988 in favor                                               *
                  of General Electric Capital Corporation
                  made by TWCA Corp (now known as `The
                  Wurlitzer Company'). (2)

10.19             Security Agreement dated February 23, 1988                                              *
                  in favor of General Electric Capital Corpo-
                  ration made by TWCA Corp. (2)

10.20             Stock Pledge Agreement dated February 23, 1988                                          *
                  by and between Baldwin Piano & Organ Company
                  and General Electric Capital Corporation
                  relating to the Company's shares of TWCA
                  Corp. (2)

10.21             Amended and Restated Revolving Credit and                                               *
                  Security Agreement between the Company and
                  General Electric Capital Corporation dated
                  October 25, 1990. (5)

10.22             Pledge Agreement by the Company in favor of                                             *
                  General Electric Capital Corporation dated
                  October 25, 1990. (5)

10.23             Security Agreement by BPO Finance Corporation                                           *
                  in favor of General Electric Capital Corpora-
                  tion dated October 25, 1990. (5)

10.24             Guaranty by BPO Finance Corporation in favor                                            *
                  of General Electric Capital Corporation dated
                  October 25, 1990. (5)

10.25             Purchase and Administration Agreement among                                             *
                  the Company, BPO Finance Corporation,
                  Retailer Funding Corporation and General
                  Electric Capital Corporation, as a consenting
                  party, dated as of October 1, 1990. (5)

10.26             Guaranty Agreement among the Company,                                                   *
                  BPO Finance Corporation, Retailer Funding
                  Corporation and General Electric Capital
                  Corporation dated as of October 1, 1990. (5)

10.27             Indemnification Agreement among BPO Finance                                             *
                  Corporation, General Electric Capital Corpo-
                  ration and Kidder Peabody & Co. Incorporated
                  as of October 1, 1990. (5)

10.28             Retail Accounts Receivable Purchase Agreement                                           *
                  among the Company, BPO Finance Corporation
                  and The Wurlitzer Company dated as of October
                  1, 1990. (5)

10.29             Amendment dated as of February 15, 1994 to                                              *
                  the October 25, 1990 Amended and Restated
                  Revolving Credit Agreement between the
                  Company and General Electric Capital
                  Corporation.  (10)

10.30             Amendment dated as of February 15, 1994 to                                              *
                  the October 1, 1990 Purchase and Adminis-
                  tration Agreement among the Company, Keyboard
                  Acceptance Corporation (formerly known as
                  BPO Finance Corporation), Retailer Funding
                  Corporation and General Electric Capital
                  Corporation as a consenting party.  (10)

10.31             Amendment dated as of February 15, 1994 to                                              *
                  the October 1, 1990 Guaranty Agreement among
                  the Company, Keyboard Acceptance Corporation,
                  Retailer Funding Corporation and General
                  Electric Capital Corporation.  (10)

10.32             Amended and Restated General Loan and Security                                          *
                  Agreement dated as of February 24, 1994 between
                  the Company and The Fifth Third Bank.  (10)

10.33             Irrevocable Standby Letter of Credit issued                                             *
                  August 13, 1993 by The Fifth Third Bank on
                  behalf of the Company in favor of Harold
                  S. Smith.  (10)

10.34             Letter of Credit Reimbursement Agreement                                                *
                  dated as of August 13, 1993 between the
                  Company and The Fifth Third Bank.  (10)

10.35             Amendment to Office Space Lease Agreement                                               *
                  between Baldwin Piano & Organ Company and
                  Nooney Management Company dated as of
                  June 11, 1991. (7)

10.36             Second Amendment dated as of December 1, 1994 to                                        *
                  Purchase and Administration Agreement dated as of October 1,
                  1990 among Retailer Funding Corporation, Keyboard Acceptance
                  Corporation (formerly BPO Finance Corporation) and General
                  Electric Capital Corporation as a consenting party. (13)

10.37             Indemnification Agreement dated as of Decem-                                            *
                  ber 1, 1994 among General Electric Capital
                  Corporation, Lehman Commercial Paper, Inc.
                  and Keyboard Acceptance Corporation (formerly
                  BPO Finance Corporation).  (13)

10.38             Amendment #4 dated as of September 30, 1994 to                                          *
                  that certain Revolving Credit and Security
                  Agreement, dated as of June 15, 1984 and
                  Restated as of October 15, 1990 between
                  Baldwin Piano & Organ Company and General
                  Electric Capital Corporation.  (13)

10.39             Amendment #5 dated as of March 28, 1995 to                                              *
                  that certain Revolving Credit and Security
                  Agreement, dated as of June 15, 1984 and
                  Restated as of October 15, 1990 between
                  Baldwin Piano & Organ Company and General
                  Electric Capital Corporation.  (14)

10.40             Amendment No. 1 dated as of April 3, 1995                                               *
                  to that certain Amended and Restated General
                  Loan and Security Agreement dated as of
                  February 24, 1994 between the Company and
                  The Fifth Third Bank.  (14)

10.41             Distribution Agreement between Baldwin Piano                                            *
                  & Organ Company and GeneralMusic S.p.A.
                  dated as of July 1, 1995.  (15)

10.42             Amendment No. 2 dated as of October 1, 1995                                             *
                  to that certain Amended and Restated General
                  Loan and Security Agreement dated as of
                  February 24, 1994 between the Company and
                  The Fifth Third Bank.  (16)

10.43             Amendment to Office Space Lease Agreement                                               *
                  between Baldwin Piano & Organ Company and
                  Nooney Krombach Company dated as of
                  February 16, 1996.  (16)

10.44             Amendment #6 dated as of August 9, 1996 to                                              *
                  that certain Revolving Credit and Security
                  Agreement, dated as of June 15, 1984, and
                  Restated as of October 15, 1990, between
                  Baldwin Piano & Organ Company and General
                  Electric Capital Corporation.  (19)

10.45             Land Lease Agreement between Fabricantes                                                41
                  Tecnicos, S.A. DE C.V. and Delphi Automotive
                  Systems, S.A. DE C.V. dated as of December
                  13, 1996.

10.46             Amendment #7 dated as of November 20, 1996                                              50
                  to that certain Revolving Credit and Security
                  Agreement, dated as of June 15, 1984, and
                  Restated as of October 15, 1990, between
                  Baldwin Piano & Organ Company and General
                  Electric Capital Corporation.

10.47             Third Amendment dated as of December 1, 1995                                            62
                  to Purchase and Administration Agreement dated
                  as of October 1, 1990 as amended among Retailer
                  Funding Corporation, Keyboard Acceptance
                  Corporation and General Electric Capital
                  Corporation as a consenting party.

10.48             Fourth Amendment dated as of November 1, 1996                                           65
                  to Purchase and Administrative Agreement dated
                  as of October 1, 1990 among Retailer Funding
                  Corporation, Keyboard Acceptance Corporation
                  and General Electric Capital Corporation as a
                  consenting party.

10.49             Amended and Restated Amendment and Supplemental                                         72
                  Agreement between Baldwin Piano & Organ Company
                  and GeneralMusic S.p.A. dated as of January
                  1, 1997.

11.1              Statement regarding computation of per share                                            76
                  earnings.

13.1              Information incorporated by reference to                                                77
                  Baldwin's 1996 Annual Report to Shareholders for the year
                  ended December 31, 1996: "Independent Auditors' Report",
                  "Financial Statements" (including Notes thereto), "Five Year
                  Summary", and "Management's Discussion and Analysis of
                  Financial Condition and Results of Operation".

21.1              Subsidiaries of the Company.                                                            103

23.1              Consent of Independent Accountants.                                                     104

27.1              Financial Data Schedule.                                                                105

99.1              Baldwin Stock Repurchase Plan. (3)                                                      *

99.2              Amendment No. 1 to Baldwin Stock Repurchase                                             *
                  Plan. (5)

99.3              Amendment No. 2 to Baldwin Stock Repurchase                                             *
                  Plan. (7)

99.4              Press Release dated December 5, 1996.                                                   106

99.5              Press Release dated January 14, 1997.                                                   107

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

(4) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1989.

(5) Incorporated by reference from the Company's Form 8-K dated October 25, 1990 as filed with the Commission on November 9, 1990.

(6) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1990.

(7) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

(8) Incorporated by reference from the Company's Form S-3 Registration Statement as declared effective by the Commission on May 19, 1993.

(9) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

(10) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

(11) Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Shareholders.

(12) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1994.

(13) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

(14) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

(15) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

(16) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1995.

(17) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996.

(18) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George C. Huebner, Larry D. Thompson and Perry Schwartz dated June 18, 1996, June 27, 1996 and November 12, 1996, respectively.

(19) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1996.

(20) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

(21) Incorporated by reference from the Company's Form 8-K dated September 3, 1996 as filed with the Commission on September 13, 1996.