Form 10-Q
period 1997-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1997-05-13
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                                   Commission File Number
   March 31, 1997                                              0-14903

                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)

Delaware                                                    31-1091812
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

422 Wards Corner Road
Loveland, Ohio                                                     45140-8390
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code (513) 576-4500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of May 1, 1997 is 3,425,396.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

                                                                               Page
                                                                               Number
PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of
              March 31, 1997 and December 31, 1996.................               3

        Condensed Consolidated Statements of Earnings
              for the three months ended
              March 31, 1997 and 1996 ..............................              4

        Condensed Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 1997 and 1996 ..............................              5

        Notes to Condensed Consolidated Financial
              Statements, March 31, 1997 ...........................              6

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............                7


PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .................................              11

      Item 2.   Changes in Securities .............................              11

      Item 3.   Defaults upon Senior Securities ...................              11

      Item 4.   Submission of Matters to a Vote
                   of Security Holders ............................              11

      Item 5.   Other Information .................................              11

      Item 6.   Exhibits and Reports on Form 8-K ..................              12

      Signatures .................................................               13

      Exhibit Index ..............................................               14


                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                          ----------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                      March 31,     December 31,
ASSETS                                                    1997             1996
                                                      --------      -----------
Current assets:
   Cash ......................................       $     886        $     774
   Receivables, net ..........................          15,590           13,933
   Inventories ...............................          55,891           56,555
   Deferred income taxes .....................           3,533            3,533
   Other current assets ......................           4,004            4,496
                                                     ---------        ---------
         Total current assets ................          79,904           79,291
                                                     ---------        ---------

Installment receivables,
   less current portion ......................          12,884           11,435
Property, plant and equipment, net ...........          16,478           16,479
Other assets .................................           4,902            4,859
                                                     ---------        ---------
         Total assets ........................       $ 114,168        $ 112,064
                                                     =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt .........       $  35,588        $  30,901
   Accounts payable ..........................           6,819            8,915
   Income taxes payable ......................              81              154
   Accrued liabilities .......................           5,608            5,757
                                                     ---------        ---------
         Total current liabilities ...........          48,096           45,727
                                                     ---------        ---------

Long-term debt, less current portion .........           3,125            3,350
Other liabilities ............................           6,426            6,712
                                                     ---------        ---------
         Total liabilities ...................          57,647           55,789
                                                     ---------        ---------

Shareholders' equity:
   Common stock ..............................              42               42
   Additional paid-in capital ................          12,106           12,106
   Retained earnings .........................          50,580           50,334
                                                     ---------        ---------
                                                        62,728           62,482

   Less cost of treasury shares ..............          (6,207)          (6,207)
                                                     ---------        ---------
         Total shareholders' equity ..........          56,521           56,275

                                                     ---------        ---------
         Total liabilities and
           shareholders' equity ..............       $ 114,168        $ 112,064
                                                     =========        =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                      -------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                               Three months ended
                             March 31, 1997 and 1996
                  (in thousands, except net earnings per share)


                                                             1997         1996
                                                            -------     -------
Net sales ............................................      $27,309      $27,147
Cost of goods sold ...................................       22,533       21,872
                                                            -------      -------
      Gross profit ...................................        4,776        5,275

Income on the sale of
  installment receivables ............................        1,873        1,460
Interest income on installment receivables ...........          253          308
Other operating income, net ..........................          734          859
                                                            -------      -------
                                                              7,636        7,902

Operating expenses:
   Selling, general and administrative ...............        6,202        6,089
   Provision for doubtful accounts ...................          254          237
                                                            -------      -------
      Operating profit ...............................        1,180        1,576

Interest expense .....................................          796          525
                                                            -------      -------
      Earnings before income taxes ...................          384        1,051

Income taxes .........................................          138          367
                                                            -------      -------
      Net earnings ...................................      $   246      $   684
                                                            =======      =======

Net earnings per share ...............................      $   .07      $   .20
                                                            =======      =======

Average number of common shares outstanding                   3,425        3,415
                                                            =======      =======





See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                        --------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three months ended
                             March 31, 1997 and 1996
                            (in thousands of dollars)


INCREASE (DECREASE) IN CASH                                 1997           1996
---------------------------                             --------       --------

Net cash used in operating activities ............      $ (2,072)      $ (4,794)

Net cash used in investing activities ............          (631)        (1,069)

Cash flows from financing activities:
      Installment contract
         receivables written .....................       (19,974)       (15,069)
      Installment receivables liquidated .........         1,738          2,297
      Proceeds from sale of
           installment receivables ...............        16,589         11,987
      Borrowing under long-term debt .............         4,462          7,119
                                                        --------       --------
                Net cash provided by
                  financing activities ...........         2,815          6,334
                                                        --------       --------

Net increase in cash .............................           112            471
Cash at beginning of quarter .....................           774            429
                                                        --------       --------
Cash at end of quarter ...........................      $    886       $    900
                                                        ========       ========



SUPPLEMENTAL DISCLOSURE
------------------------
  OF CASH FLOW INFORMATION
  ------------------------
Cash paid during the quarter for:

      Interest ...................................      $    768       $    554
                                                        ========       ========
      Income taxes ...............................      $    110       $     96
                                                        ========       ========





See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                       ----------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                            (in thousands of dollars)

(1)   BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

      The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three month periods ended March 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  INVENTORIES

        Inventories consist of the following (in thousands of dollars):

                                                      March 31,    December 31,
                                                          1997             1996
                                                      --------         --------
FIFO cost:
      Raw material ...........................        $ 15,220         $ 15,540
      Work-in-process ........................           7,960            8,257
      Finished goods .........................          45,941           45,725
                                                      --------         --------
                                                        69,121           69,522

Excess of FIFO cost
      over LIFO inventory value ..............         (13,230)         (12,967)
                                                      --------         --------

                Net inventories ..............        $ 55,891         $ 56,555
                                                      ========         ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                            ------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER OF 1997 COMPARED
  TO THE FIRST QUARTER OF 1996

         Net earnings for the first quarter were $.2 million compared to $.7 million for 1996 and gross profit decreased from $5.3 million to $4.8 million. Current quarter net earnings and gross profit, as compared to the same period last year, were negatively impacted by strategic initiatives designed to enhance future competitiveness, including the Company's decision to exit its non-strategic contract music and furniture businesses. Earnings and gross profits were also impacted somewhat by lower profit margins due to a change in mix of sales in both musical products and electronic contracting businesses. Earnings were favorably impacted by increased income on installment receivables generated by the company's wholly-owned finance subsidiary (Finance). In addition, as explained below, interest expense for the first quarter increased compared with 1996.

         First quarter 1997 sales for the company's core acoustic and digital music businesses rose $1.4 million (11%) and $.6 million (62%), respectively, while overall sales increased only slightly to $27.3 million, versus last year's $27.1 million. Higher sales for the company's core music businesses were entirely offset by a $1.8 million sales decline in contract music and contract furniture, two lower-margin businesses Baldwin decided to exit in the first quarter of 1996.

         The Company values a substantial portion of its inventory on the last-in, first-out (LIFO) method. The first quarter 1997 gross profit is $.3 million less than the amount that would have been presented had the first-in, first-out (FIFO) method been used.

         Income on the sale of installment receivables generated by the Company's financing operation for 1997 increased $.4 million from 1996. This increase is primarily the result of growth in the installment portfolio of 14% complemented by the effect of the required adoption of SFAS 125. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control.

Interest expense increased by $.3 million in 1997 resulting from higher interest rates and higher debt levels necessary for pipeline inventories for the new ConcertMaster autoplayer and the Pianovelle digital piano line. Inventory decreased $.7 million during the first quarter of 1997 versus an increase of $7.1 million during the first quarter of 1996.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                         ------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

INFLATION, OPERATIONS AND INTEREST RATES

         The impact of inflation on manufacturing and operating costs can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by increases in sales prices.

         The Company's and its subsidiaries' operating results are sensitive to changes in interest rates primarily because of fixed interest rates on Finance's installment receivables and floating interest rates on a substantial portion of indebtedness. Additionally, the buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision.

         The Company can partially offset the effect of interest rate changes by adjusting display fees on its consigned inventory and increasing interest rates on its new installment receivable contracts. In December 1996 and November 1995, the Company entered into two year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $44 million and $20 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparty.

         The annual rate of interest under the revolving line of credit (Revolver) ranges from 150 to 250 basis points plus the greater of the LIBOR on three month deposits or the rate on 60 day high grade commercial paper.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant working capital to support its operations. The Company builds inventory levels during each year to support its high fourth quarter seasonal sales demand.

         The Company ships musical instruments to many of its dealers on a consignment basis. Because the Company finances inventory on consignment to its dealers, the Company's borrowings are higher than comparable companies not operating on the consignment basis.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                           ---------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

         The Company has a Revolver with a maximum commitment level of $50 million and an initial due date of October 31, 2001. The Revolver is renewable for three consecutive one-year periods beyond October 31, 2001. Amounts outstanding under the Revolver are due one year after demand. However, the lender retains absolute discretion regarding each advance, even if no event of default then exists.

         Under the Revolver, the lender will make available a line of credit based upon certain percentages of the carrying value of the Company's inventories and trade accounts receivable. At March 31, 1997, the Company had approximately $9.1 million of additional borrowing available under this line of credit, and considers this availability to be adequate.

         The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or the repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the unpaid portion of the Company's $4.0 million term loan. Accordingly, at March 31, 1997, approximately $5.1 million is available for the payment of dividends or the repurchase of the Company's common stock. Also, under the covenants of the Company's debt agreements, Finance can only pay dividends or repurchase its own stock to the extent its net worth exceeds $4.0 million. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements.

         The Company has entered into negotiations with other potential lenders and expects to reach agreement on lending terms more favorable than the terms of agreements with its present lender, although such a result cannot be assured.

         In 1996, Finance amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $100 million. Certain installment receivables are not eligible for sale and are retained by Finance. At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a holdback of 10% of the principal balance of the contracts sold. Finance continues to service all installment receivables sold.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                            ------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provision is remitted to Finance as a service fee. In February 1994, Finance entered into a five year interest rate swap agreement in order to reduce the potential impact of an increase in interest rates on $20 million of installment contracts.

         Proceeds from the sale of installment receivables amounted to $16.6 million for the three months ended March 31, 1997 and $12.0 million for the comparable period in 1996. This increase in 1997 compared to 1996 is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company sponsored "event sales".

         Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $86.0 million of installment receivables. The Company believes an adequate allowance has been provided for any uncollectible receivables.

         Certain former Wurlitzer dealers finance their inventory with floor plan loans from an independent bank. The dealers are required to pay the bank monthly interest payments and pay principal balance after inventory is sold or held longer than twelve months. The bank may request Wurlitzer to repurchase notes due from delinquent dealers. If Wurlitzer does not repurchase such notes, the bank can terminate the floor plan agreement with the dealers and require Wurlitzer to repurchase up to $.5 million of the outstanding dealer notes. The Company believes the consolidated financial statements contain adequate provisions for any loss that may be incurred as a result of this commitment.

         Capital expenditures amounted to $.6 million in the first quarter of 1997 and $1.1 million in the comparable period of 1996. At March 31, 1997, the Company had no material outstanding capital commitments.

         On March 11, 1997, the Company announced its agreement to sell its Church Organ Systems division. The proposed divestiture reflects the Company's ongoing efforts to focus on its core music products - acoustic and digital pianos. Sale of the Church Organ Systems division is conditioned upon approval of the Company's principal lender.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business or financial condition of the Company.

         The operations of the Company and its predecessors are subject to federal, state and local laws regulating the discharge of materials into the environment. The Company does not anticipate that any environmental matters currently known to the Company will result in any material liability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1997.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           --------

                           3(ii) Amended and Restated Bylaws of Baldwin Piano & Organ Company, revised as of February 10, 1997, incorporated by reference to the Form 8-K of the Company, dated February 10, 1997.

                           10.1      Amended and Restated Amendment and
                                     Supplemental Agreement, between Baldwin
                                     Piano & Organ Company and GeneralMusic
                                     S.p.A., dated as of January 1, 1997,
                                     incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1996.

                           19 1997 First Quarter Report to Shareholders of the Company.

                           99.1 Press Release, dated January 14, 1997, announcing Karen L. Hendricks appointment as Chairman of the Board of the Company, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1996.

                           99.2 Press Release, dated March 11, 1997, announcing the Company's agreement to sell its Church Organ Systems division.

                           27        Financial Data Schedule.

                                        ------------------------------

         Index to Exhibits appears on sequentially numbered page 14.

                  (b)      Report on Form 8-K, dated February 10, 1997.

                           The report on Form 8-K reported (i)the Company's Amended and Restated Bylaws, (ii)a Press Release relating to the impact of strategic initiatives on performance and the retention of Lehman Brothers, and
                           (iii)the filing of a No-Action request under the Securities Exchange Act of 1934.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BALDWIN PIANO & ORGAN COMPANY



DATE:      May 12, 1997                     BY:   /s/ KAREN L. HENDRICKS
      ----------------------                    ------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President

DATE:      May 12, 1997                     BY:   /S/ PERRY H. SCHWARTZ
      ----------------------                    -----------------------
                                                Perry H. Schwartz, Executive
                                                Vice President and Chief
                                                Financial Officer



                                INDEX TO EXHIBITS

Exhibit                                                                                      Sequential
Number                                  Exhibit                                              Page Number
------                                  -------                                              -----------
3(ii)              Amended and Restated Bylaws of Baldwin Piano & Organ Company,
                   revised as of February 10, 1997, incorporated by reference to the Form 8-K of the Company, dated February 10, 1997.

10.1               Amended and Restated Amendment and Supplemental
                   Agreement, between Baldwin Piano & Organ Company and GeneralMusic S.p.A., dated as of January 1, 1997, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1996.

19                 1997 First Quarter Report to Shareholders of the
                   Company.                                                                        15

99.1               Press Release, dated January 14, 1997, announcing
                   Karen L. Hendricks appointment as Chairman of the Board of the Company, incorporated by reference to the Form 10-K of the Company for the period ended
                   December 31, 1996.

99.2               Press Release, dated March 11, 1997, announcing the
                   Company's agreement to sell its Church Organ
                   Systems division.                                                               17

27                 Financial Data Schedule.

                                       14