Form 10-Q
period 1997-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1997-08-12
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              --------------------

        For the Quarter ended                             Commission File Number
            June 30, 1997                                         0-14903

                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)

Delaware                                                  31-1091812
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

422 Wards Corner Road
Loveland, Ohio                                            45140-8390
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (513) 576-4500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of August 1, 1997 is 3,429,396.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
               June 30, 1997 and December 31, 1996 ......................    3

          Condensed Consolidated Statements of Earnings
               for the three months and six months ended
               June 30, 1997 and 1996 ...................................    4

          Condensed Consolidated Statements of Cash Flows
               for the six months ended
               June 30, 1997 and 1996 ...................................    5

          Notes to Condensed Consolidated Financial
               Statements, June 30, 1997 ................................    6

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................    7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..........................................   11

     Item 2. Changes in Securities ......................................   11

     Item 3. Defaults upon Senior Securities ............................   11

     Item 4. Submission of Matters to a Vote
                  of Security Holders ...................................   12

     Item 5. Other Information ..........................................   12

     Item 6. Exhibits and Reports on Form 8-K ...........................   13

SIGNATURES ..............................................................   14

INDEX TO EXHIBITS .......................................................   15

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                        June 30,     December 31,
ASSETS                                                    1997          1996
                                                      -----------    ------------
                                                      (Unaudited)
Current assets:
     Cash ........................................     $     755      $     774
     Receivables, net ............................        28,167         13,933
     Inventories .................................        44,344         56,555
     Deferred income taxes .......................         3,533          3,533
     Other current assets ........................         3,114          4,496
                                                       ---------      ---------
               Total current assets ..............        79,913         79,291
                                                       ---------      ---------
Installment receivables,
     less current portion ........................        14,479         11,435
Property, plant and equipment, net ...............        15,533         16,479
Other assets .....................................         4,762          4,859
                                                       ---------      ---------
               Total assets ......................     $ 114,687      $ 112,064
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ...........     $  32,020      $  30,901
     Accounts payable ............................         6,622          8,915
     Income taxes payable ........................           980            154
     Accrued liabilities .........................         7,053          5,757
                                                       ---------      ---------
               Total current liabilities .........        46,675         45,727
                                                       ---------      ---------

Long-term debt, less current portion .............         2,900          3,350
Other liabilities ................................         6,915          6,712
                                                       ---------      ---------
               Total liabilities .................        56,490         55,789
                                                       ---------      ---------

Shareholders' equity:
     Common stock ................................            42             42
     Additional paid-in capital ..................        12,141         12,106
     Retained earnings ...........................        52,221         50,334
                                                       ---------      ---------
                                                          64,404         62,482
     Less cost of treasury shares ................        (6,207)        (6,207)
                                                       ---------      ---------
               Total shareholders' equity ........        58,197         56,275
                                                       ---------      ---------
               Total liabilities and
                    shareholders' equity .........     $ 114,687      $ 112,064
                                                       =========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 --------------

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

                  (in thousands, except net earnings per share)

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                         1997       1996       1997       1996
                                        -------    -------    -------    -------
Net sales ..........................    $42,404    $26,139    $69,714    $53,286
Cost of goods sold .................     34,251     20,219     56,785     42,091
                                        -------    -------    -------    -------
     Gross profit ..................      8,153      5,920     12,929     11,195

Income on the sale of
     installment receivables .......      1,798      1,474      3,671      2,934
Interest income on
     installment receivables .......        300        341        554        649
Other operating income, net ........        687        947      1,421      1,806
                                        -------    -------    -------    -------
                                         10,938      8,682     18,575     16,584

Selling, general and
     administrative expenses .......      7,440      6,826     13,897     13,152
                                        -------    -------    -------    -------
          Operating profit .........      3,498      1,856      4,678      3,432

Interest expense ...................        860        657      1,656      1,182
                                        -------    -------    -------    -------
          Earnings before
               income taxes ........      2,638      1,199      3,022      2,250

Income taxes .......................        996        449      1,134        816
                                        -------    -------    -------    -------
          Net earnings .............    $ 1,642    $   750    $ 1,888    $ 1,434
                                        =======    =======    =======    =======

Net earnings per share .............    $   .48    $   .22    $   .55    $   .42
                                        =======    =======    =======    =======

Average number of common
     shares outstanding ............      3,428      3,419      3,427      3,417
                                        =======    =======    =======    =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 --------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Six months ended
                             June 30, 1997 and 1996
                            (in thousands of dollars)

INCREASE (DECREASE) IN CASH                                1997          1996
---------------------------                              --------      --------
Net cash provided by (used in)
     operating activities ..........................     $  4,169      $(11,377)

Net cash used in investing activities ..............         (946)       (1,876)

Cash flows from financing activities:
     Installment contract
          receivables written ......................      (41,257)      (32,935)
     Installment receivables liquidated ............        3,311         4,215
     Proceeds from sale of
          installment receivables ..................       33,999        26,436
     Borrowing under long-term debt ................          669        15,590
     Other .........................................           36            67
                                                         --------      --------
               Net cash (used in) provided by
                    financing activities ...........       (3,242)       13,373
                                                         --------      --------
Net (decrease) increase in cash ....................          (19)          120
Cash at beginning of period ........................          774           429
                                                         --------      --------
Cash at end of period ..............................     $    755      $    549
                                                         ========      ========

SUPPLEMENTAL DISCLOSURE
-----------------------
     OF CASH FLOW INFORMATION
     ------------------------

Cash paid during the quarter for:
     Interest ......................................     $  1,630      $  1,156
                                                         ========      ========
     Income taxes ..................................     $    225      $    355
                                                         ========      ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 --------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1997
                            (in thousands of dollars)

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

     The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results for the three month and six month periods ended June 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2) INVENTORIES

     Inventories consist of the following (in thousands of dollars):

                                                      June 30,        December 31,
                                                        1997              1996
                                                      --------        ------------
FIFO cost:
     Raw material ............................        $ 16,167         $ 15,540
     Work-in-process .........................           7,793            8,257
     Finished goods ..........................          32,376           45,725
                                                      --------         --------
                                                        56,336           69,522
Excess of FIFO cost
     over LIFO inventory value ...............         (11,992)         (12,967)
                                                      --------         --------

          Net inventories ....................        $ 44,344         $ 56,555
                                                      ========         ========

                BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                               ----------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS OF 1997 COMPARED
     TO THE SECOND QUARTER AND SIX MONTHS OF 1996

     During the second quarter of 1997 the Company began to phase-out its consignment inventory program. Under Baldwin's traditional consignment inventory program, Baldwin pianos in the dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. As dealers opt out of the consignment program in favor of more traditional financing, all Baldwin stock in the dealer's possession will be immediately sold to the dealer, creating a large adjustment on Baldwin's books to record the sale.

     Net sales for the second quarter of 1997 increased 62% to $42.4 million from $26.1 million for the same period in 1996. Net sales for the first six months of 1997 increased 31% to $69.7 million from $53.3 million in 1996. The increase in sales during the second quarter and the first half of 1997 included $12.7 million related to the one-time phase-out of consignment. Measured before the impact of the phase-out of consignment, second-quarter sales rose 14% and sales for the first half increased 7%. The Company expects to recognize approximately $5 million of additional consignment-related sales in the third quarter of 1997.

     Measured before the impact of the phase-out of consignment, second-quarter 1997 sales for the Company's core acoustic and digital music businesses rose $3.0 million (17%) over 1996. Additionally, second quarter sales for the contract electronics business increased $1.6 million (22%) over 1996. Higher sales for the Company's core music and contract electronics business were offset, in part, by $.4 million lower sales in contract music and contract furniture, two lower-margin businesses Baldwin decided to exit in the second quarter of 1996 and $.4 million lower sales in the church organ business, which was sold in the second quarter of 1997.

     Net earnings for the second quarter of 1997 increased 118% to $1.6 million ($.48 per share)from $.8 million ($.22 per share) for the same period in 1996. Net earnings for the first six months of 1997 increased 32% to $1.9 million ($.55 per share)from $1.4 million ($.42 per share). Net earnings for the second quarter and the first six months of 1997 include an after-tax profit of $2.3 million ($.67 per share) from the phase-out of consignment sales described above, partially offset by a non-recurring after-tax charge of $1.0 million ($.30 per share) related to the sale of the Company's church organ business and associated work force reductions.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

     Income on the sale of installment receivables generated by the Company's financing operation for the second quarter and first six months of 1997 increased $.3 million and $.7, respectively. This increase is primarily the result of the effect of the required adoption of SFAS 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     Selling general and administrative expenses for the second quarter increased by $.6 million from 1996. The increase was primarily due to costs related to the proxy contest and costs connected with the sale of the church organ business and associated work force reductions.

     Interest expense for the second quarter and first six months of 1997 increased by $.2 million and $.5, respectively, resulting from higher interest rates and higher debt levels necessary for pipeline inventories for the Pianovelle(TM) digital piano line and the ConcertMaster(TM) autoplayer, compared to year ago levels when these new products did not exist.

INFLATION, OPERATIONS AND INTEREST RATES

     The impact of inflation on manufacturing and operating costs can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by increases in sales prices.

     The Company and its subsidiaries' operating results are sensitive to changes in interest rates primarily because of fixed interest rates on installment receivable contracts and floating interest rates on a substantial portion of indebtedness. Additionally, the buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision.

     The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In December 1996 and November 1995, the Company entered into two year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $44 million and $20 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                ----------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires significant working capital to support its operations. Under Baldwin's traditional consignment inventory program, inventory levels would increase during each year to support its high fourth quarter seasonal sales demand. During the second quarter of 1997 the Company began to phase-out its consignment inventory program (see RESULTS OF OPERATIONS, above). This phase-out accounted for most of the decrease in inventory and the increase in receivables that occurred during the second quarter of 1997. Coming late in the quarter, the phase-out did not produce a reduction in debt until July, 1997, when the receivables were collected. As of July 22, 1997 debt was approximately $12 million less than at the end of the second quarter.

     The Company has a Revolver with a maximum commitment level of $50 million and an initial due date of October 31, 2001. The Revolver is renewable for three consecutive one-year periods beyond October 31, 2001. Amounts outstanding under the Revolver are due one year after demand. However, the lender retains absolute discretion regarding each advance, even if no event of default then exists.

     Under the Revolver, the lender will make available a line of credit based upon certain percentages of the carrying value of the Company's inventories and trade accounts receivable. At June 30, 1997, the Company had approximately $14.4 million of additional borrowing available under this line of credit, and considers this availability to be adequate.

     The Company's debt agreements contain covenants that restrict, among other things, the payment of dividends, the repurchase of the Company's common stock and the Company's ability to incur new indebtedness and to enter new businesses. Such agreements permit the payment of dividends or the repurchase of the Company's common stock equal to the lesser of (i) 50% of the Company's cumulative net earnings since January 1, 1986 or (ii) the amount of unused borrowing available under the Company's Revolver, reduced by the $3.8 million unpaid portion of the Company's term loan. Accordingly, at June 30, 1997, approximately $10.6 million is available for the payment of dividends or the repurchase of the Company's common stock. Also, under the covenants of the Company's debt agreements, the Company's finance subsidiary ("Finance") can only pay dividends or repurchase its own stock to the extent its net worth exceeds $4.0 million. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                ----------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

     The Company has entered into negotiations with other potential lenders and expects to sign a definitive agreement within the next several months on lending terms more favorable than the terms of agreements with its present lender, although such a result cannot be assured.

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

     Proceeds from the sale of installment receivables amounted to $34.0 million for the six months ended June 30, 1997 and $26.4 million for the comparable period in 1996. This increase in 1997 compared to 1996 is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company sponsored "event sales".

     Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $85.9 million of installment receivables. The Company believes an adequate allowance has been provided for any uncollectible receivables.

     Capital expenditures amounted to $.9 million in the first six months of 1997 and $1.9 million in the comparable period of 1996. At June 30, 1997, the Company had no material outstanding capital commitments.

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

     In May 1997, the Company issued 4,000 shares of the Company's common stock in connection with exercises of stock options by four officers of the Company. The stock options were granted pursuant to the Company's 1986 Incentive Stock Option Plan. The aggregate price paid by the exercising option grantees was $34,000. The issuance of shares of the Company's common stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the shares were issued in a private placement transaction with officers of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is not in default nor has it defaulted on any indebtedness. The Company is not obligated to pay any dividends or other payment to any of its shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the second quarter of 1997, other than matters arising in connection with the annual meeting of the Company's shareholders held on June 12, 1997. At that meeting, the only matters submitted to a vote of the shareholders were the election of directors and the approval of the appointment of the Company's auditors. All of the Company's existing directors (Mr. Castrucci, Mr. Connell, Mr. Head, Ms. Hendricks, Mr. Howe) were elected to serve as directors until the 1998 annual shareholders meeting. The votes cast for each director or nominee are as follows:

                                                        Votes
                                               ------------------------
                                                  For          Withheld
                                               ---------       --------
          George E. Castrucci ..........       2,409,170       490,193
          William B. Connell ...........       2,409,471       489,892
          Joseph H. Head, Jr ...........       2,409,371       489,992
          Karen L. Hendricks ...........       2,408,470       490,893
          Roger L. Howe ................       2,409,470       489,893
          Peter Cooper .................         341,219             0
          David Harmon .................         341,219             0
          Robert Lippert ...............         341,219             0
          Edward McDonnell .............         341,219             0
          John West ....................         341,219             0

     KPMG Peat Marwick LLP was approved as the Company's auditor for 1997 with 3,228,862 votes cast "For", 701 votes "Against" and 11,019 votes "Abstained".

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

     10.1 Agreement of Employment between Baldwin Piano & Organ Company and Karen L. Hendricks dated as of June 19, 1997.

     19       1997 Second Quarter Report to Shareholders of the Company.

     99.1 Press Release, dated April 22, 1997, announcing the Company's new manufacturing efficiencies and the elimination of 78 manufacturing jobs.

     99.2 Press Release, dated April 24, 1997, announcing the Company's financial results for the first quarter of 1997.

     99.3 Press Release, dated June 9, 1997, announcing that Institutional Shareholder Service has recommended that its institutional shareholder clients vote for the Company's slate of five directors.

     99.4 Press Release, dated June 12, 1997, announcing David L. Davis as the first recipient of the "D.H. Baldwin Award".

     99.5 Press Release, dated June 12, 1997, announcing preliminary indications that Company shareholders have voted overwhelmingly to re-elect the Company's five-member board.

     99.6 Press Release, dated June 19, 1997, announcing that the final results of the shareholder vote confirmed preliminary indications that the Company's five directors had been re-elected.

     99.7 Press Release, dated June 25, 1997, announcing the Company has begun to phase out consignment sales.

     99.8 Press Release, dated July 23, 1997, announcing the Company's financial results for the second quarter of 1997.

     27       Financial Data Schedule.

                         ------------------------------

          Index to Exhibits appears on sequentially numbered page 15.

          (b) REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BALDWIN PIANO & ORGAN COMPANY

DATE:      August 8, 1997               BY: /s/ Karen L. Hendricks
      -----------------------               ------------------------------------
                                            Karen L. Hendricks, Chairman,
                                            Chief Executive Officer and
                                            President

DATE:      August 8, 1997               BY: /s/ Perry H. Schwartz
      -----------------------               ------------------------------------
                                            Perry H. Schwartz, Executive
                                            Vice President and Chief
                                            Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number         Exhibit                                               Page Number
-------        -------                                               -----------

 10.1          Agreement of Employment between Baldwin Piano &
               Organ Company and Karen L. Hendricks dated as of
               June 19, 1997.                                            16

 19            1997 Second Quarter Report to Shareholders of the
               Company.                                                  24

 99.1          Press Release, dated April 22, 1997, announcing
               the Company's new manufacturing efficiencies and
               the elimination of 78 manufacturing jobs.                 26

 99.2          Press Release, dated April 24, 1997, announcing
               the Company's financial results for the first
               quarter of 1997.                                          28

 99.3          Press Release, dated June 9, 1997, announcing that
               Institutional Shareholder Service has recommended
               that its institutional shareholder clients vote
               for the Company's slate of five directors.                31

 99.4          Press Release, dated June 12, 1997, announcing
               David L. Davis as the first recipient of the "D.H.
               Baldwin Award".                                           33

 99.5          Press Release, dated June 12, 1997, announcing
               preliminary indications that Company shareholders
               have voted overwhelmingly to re-elect the
               Company's five-member board.                              36

 99.6          Press Release, dated June 19, 1997, announcing
               that the final results of the shareholder vote
               confirmed preliminary indications that the
               Company's five directors had been re-elected.             38

 99.7          Press Release, dated June 25, 1997, announcing the
               Company has begun to phase out consignment sales.         40

 99.8          Press Release dated July 23, 1997, announcing the
               Company's financial results for the second quarter
               of 1997.                                                  42

 27            Financial Data Schedule.