Form 10-Q/A
period 1997-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1997-09-22
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                  FORM 10-Q/A

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


September 10, 1997             BY: /s/ Karen L. Hendricks
      -----------------------               ------------------------------------
                                            Karen L. Hendricks, Chairman,
                                            Chief Executive Officer and
                                            President

DATE:    September 10, 1997             BY: /s/ Perry H. Schwartz
      -----------------------               ------------------------------------
                                            Perry H. Schwartz, Executive
                                            Vice President and Chief
                                            Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number         Exhibit                                               Page Number
-------        -------                                               -----------

 10.1          Agreement of Employment between Baldwin Piano &
               Organ Company and Karen L. Hendricks dated as of
               June 19, 1997.*                                           16

 19            1997 Second Quarter Report to Shareholders of the
               Company.                                                  24

 99.1          Press Release, dated April 22, 1997, announcing
               the Company's new manufacturing efficiencies and
               the elimination of 78 manufacturing jobs.*                26

 99.2          Press Release, dated April 24, 1997, announcing
               the Company's financial results for the first
               quarter of 1997.                                          28

 99.3          Press Release, dated June 9, 1997, announcing that
               Institutional Shareholder Service has recommended
               that its institutional shareholder clients vote
               for the Company's slate of five directors.*               31

 99.4          Press Release, dated June 12, 1997, announcing
               David L. Davis as the first recipient of the "D.H.
               Baldwin Award".*                                          33

 99.5          Press Release, dated June 12, 1997, announcing
               preliminary indications that Company shareholders
               have voted overwhelmingly to re-elect the
               Company's five-member board.*                             36

 99.6          Press Release, dated June 19, 1997, announcing
               that the final results of the shareholder vote
               confirmed preliminary indications that the
               Company's five directors had been re-elected.*            38

 99.7          Press Release, dated June 25, 1997, announcing the
               Company has begun to phase out consignment sales.*        40

 99.8          Press Release dated July 23, 1997, announcing the
               Company's financial results for the second quarter
               of 1997.*                                                 42

 27            Financial Data Schedule.

* filed previously
                                       15