Form 10-Q
period 1997-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1997-11-10
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------


                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              ---------------------

For the Quarter ended                                   Commission File Number
 September 30, 1997                                             0-14903

                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                31-1091812
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No.)


422 Wards Corner Road
Loveland, Ohio                                                   45140-8390
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code:(513) 576-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of November 3, 1997, is 3,442,896.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX


                                                              Page
                                                             Number
                                                             ------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996 ........     3

    Condensed Consolidated Statements of Earnings
          for the three months and nine months ended
          September 30, 1997 and 1996 .....................     4

    Condensed Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1997 and 1996 .....................     5

    Notes to Condensed Consolidated Financial
          Statements, September 30, 1997 ..................     6

  Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations .............................     7


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ...............................    11

  Item 2. Changes in Securities ...........................    11

  Item 3. Defaults upon Senior Securities .................    11

  Item 4. Submission of Matters to a Vote
                    of Security Holders ...................    11

  Item 5. Other Information ...........................        11

  Item 6. Exhibits and Reports on Form 8-K ............        12

SIGNATURES ............................................        13

INDEX TO EXHIBITS .....................................        14

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                                  September 30,   December 31,
ASSETS                                                                 1997           1996
                                                                  -------------    -----------
                                                                   (Unaudited)
Current assets:
         Cash ...............................................      $     623       $     774
         Receivables, net ...................................         23,756          13,933
         Inventories ........................................         43,706          56,555
         Deferred income taxes ..............................          3,532           3,533
         Other current assets ...............................          4,327           4,496
                                                                   ---------       ---------
                  Total current assets ......................         75,944          79,291
                                                                   ---------       ---------

Installment receivables,
         less current portion ...............................         15,882          11,435
Property, plant and equipment, net ..........................         15,650          16,479
Other assets ................................................          4,740           4,859
                                                                   ---------       ---------
                  Total assets .............................        $112,216       $ 112,064
                                                                    ========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Current portion of long-term debt ..................      $  27,808       $  30,901
         Accounts payable ...................................          7,330           8,915
         Income taxes payable ...............................          1,568             154
         Accrued liabilities ................................          6,461           5,757
                                                                   ---------       ---------
                  Total current liabilities .................         43,167          45,727
                                                                   ---------       ---------

Long-term debt, less current portion ........................          2,675           3,350
Other liabilities ...........................................          7,069           6,712
                                                                   ---------       ---------
                  Total liabilities .........................         52,911          55,789
                                                                   ---------       ---------

Shareholders' equity:
         Common stock .......................................             42              42
         Additional paid-in capital .........................         12,269          12,106
         Retained earnings ..................................         53,281          50,334
                                                                   ---------       ---------
                                                                      65,592          62,482

         Less cost of treasury shares .......................         (6,287)         (6,207)
                                                                   ---------       ---------
                  Total shareholders' equity ................         59,305          56,275

                                                                   ---------       ---------
                  Total liabilities and
                           shareholders' equity .............      $ 112,216       $ 112,064
                                                                   =========       =========




See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

                  (in thousands, except net earnings per share)



                                      Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                    ----------------------      --------------------
                                       1997         1996          1997          1996
                                    --------      --------      --------      -------

Net sales ....................      $ 33,915      $ 26,508      $103,629      $ 79,794
Cost of goods sold ...........        26,539        21,543        83,324        63,634
                                    --------      --------      --------      --------
         Gross profit ........         7,376         4,965        20,305        16,160

Income on the sale of
 installment receivables .....         1,790         1,404         5,461         4,338
Interest income on
 installment receivables .....           300           336           854           985
Other operating income, net ..           386           842         1,807         2,648
                                    --------      --------      --------      --------
                                       9,852         7,547        28,427        24,131

Selling, general and
   administrative expenses ...         7,556         6,496        21,453        19,648
                                    --------      --------      --------      --------
         Operating profit ....         2,296         1,051         6,974         4,483

Interest expense .............           592           827         2,248         2,009
                                    --------      --------      --------      --------
         Earnings before
            income taxes .....         1,704           224         4,726         2,474

Income taxes .................           645            32         1,779           848
                                    --------      --------      --------      --------
         Net earnings ........      $  1,059      $    192      $  2,947      $  1,626
                                    ========      ========      ========      ========

Net earnings per share .......      $    .31      $    .06      $    .86      $    .48
                                    ========      ========      ========      ========

Average number of common
   shares outstanding ........         3,442         3,423         3,432         3,419
                                    ========      ========      ========      ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                Nine months ended
                           September 30, 1997 and 1996
                            (in thousands of dollars)


INCREASE (DECREASE) IN CASH                       1997           1996
                                                --------       --------
Net cash provided by (used in)
   operating activities ..................      $ 11,169       $(17,637)

Net cash used in investing activities ....        (1,743)        (3,365)

Cash flows from financing activities:
   Installment contract
          receivables written ............       (61,868)       (51,096)
   Installment receivables liquidated ....         6,441          6,157
   Proceeds from sale of
          installment receivables ........        49,583         41,814
   (Repayment) borrowing on long-term debt        (3,768)        23,994
   Other .................................            35            104
                                                --------       --------

          Net cash (used in) provided by
             financing activities ........        (9,577)        20,973
                                                --------       --------

Net (decrease) in cash ...................          (151)           (29)
Cash at beginning of period ..............           774            429
                                                --------       --------
Cash at end of period ....................      $    623       $    400
                                                ========       ========


SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION

Cash paid during the quarter for:
   Interest ..............................      $  2,295       $  1,926
                                                ========       ========
   Income taxes ..........................      $    286       $    616
                                                ========       ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 1997
                            (in thousands of dollars)


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

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results for the three month and nine month periods ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)      INVENTORIES

         Inventories consist of the following:

                                                September 30,    December 31,
                                                    1997             1996
                                                ------------     ------------
FIFO cost:
     Raw material ......................         $ 18,130          $ 15,540
     Work-in-process ...................            7,733             8,257
     Finished goods ....................           29,076            45,725
                                                 --------          --------
                                                   54,939            69,522

Excess of FIFO cost
     over LIFO inventory value .........          (11,233)          (12,967)
                                                 --------          --------

              Net inventories ..........         $ 43,706          $ 56,555
                                                 ========          ========


                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND NINE MONTHS OF 1997 COMPARED
         TO THE THIRD QUARTER AND NINE MONTHS OF 1996

         During the second quarter of 1997 the Company began to phase-out its consignment inventory program. Under Baldwin's historical consignment inventory program, Baldwin pianos in the dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. As dealers opt out of the consignment program in favor of more traditional floorplan financing, all Baldwin stock in each of those dealer's possession is immediately sold to the dealer. This transfer of title is a sale to the dealer and has created a large, one-time, increase in Baldwin's sales.

         Net sales for the third quarter of 1997 increased 28% to $33.9 million from $26.5 million for the same period in 1996. Net sales for the first nine months of 1997 increased 30% to $103.6 million from $79.8 million in 1996. The increase in sales during the third quarter and the first nine months of 1997 included $2.3 million and $15.0 million, respectively, related to the one-time phase-out of consignment, described above. Measured before the impact of the phase-out of consignment, third quarter sales rose 19% and sales for the first nine months increased 11%. The Company expects to recognize approximately $2.0 million of additional consignment-related sales in the fourth quarter of 1997.

         Measured before the impact of the phase-out of consignment, third quarter 1997 sales for the Company's core acoustic and digital music businesses rose $4.2 million (24%) over 1996. This increase is due to strong demand for pianos coupled with strides the Company has made in improving the raw material purchase-to-piano delivery cycle times and in rolling out new marketing programs. Additionally, third quarter sales for the Company's contract electronics business increased $1.2 million (15%) over 1996, as a result of new customers.

         Net earnings for the third quarter of 1997 increased more than five fold, to $1.1 million ($0.31 per share) vs. $0.2 million ($0.06 per share) for the same period in 1996. Net earnings for the third quarter of 1997 includes an after-tax profit of $0.1 million ($0.02 per share) from the phase-out of consignment sales. Net earnings for the first nine months of 1997 increased 81% to $2.9 million ($0.86 per share) vs. $1.6 million ($0.48 per share). Without the impact of discontinuing consignment sales and other events (sale of the church organ business and the costs associated with the proxy contest relating to the Company's 1997 annual meeting of shareholders), net earnings through the first nine months of 1997 would have been $1.9 million ($0.55 per share).

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Income on the sale of installment receivables generated by the Company's financing operation for the third quarter and first nine months of 1997 increased $0.3 million and $1.0 million, respectively. This increase is primarily the result of the effect of the required adoption of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is applied prospectively. It provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         Other operating income decreased for the third quarter and the first nine months of 1997 by $0.5 million and $0.8 million, respectively, primarily due to lower display income. This result of the phase-out of the consignment inventory program is offset by lower interest cost than would have occurred otherwise.

         Selling, general and administrative expenses for the third quarter increased by $1.1 million from 1996. This increase primarily relates to higher advertising and promotional spending, increased investor relations activity and costs related to developing new business opportunities. For the first nine months of 1997, selling, general and administrative expenses increased by $1.8 million from 1996. This increase was primarily the result of the above mentioned items for the third quarter, as well as costs related to the proxy contest and costs connected with the sale of the church organ business, together with the one-time costs associated work force reductions.

         Interest expense for the third quarter of 1997 decreased by $0.2 million from 1996 due to lower debt levels as a result of the phase-out of consignment sales and the related decrease in inventory levels. During the first nine months of 1997, interest expense increased by $0.2 million due to higher debt levels necessary during the first and second quarters for pipeline inventories for the Pianovelle(TM) digital piano line and the ConcertMaster(TM) autoplayer.

INFLATION, OPERATIONS AND INTEREST RATES

         The impact of inflation on manufacturing and operating costs may affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by increases in manufacturing efficiencies and increases in sales prices.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company's operating results are sensitive to changes in interest rates primarily because of fixed interest rate income on Keyboard Acceptance Corporation's installment receivable contracts and floating interest rates on the related indebtedness. Additionally, the buyer of those installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Keyboard Acceptance Corporation is a wholly owned subsidiary of Baldwin.

         The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In December 1996 and November 1997, the Company entered into two-year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $44 million and $20 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant working capital to support its operations. Under Baldwin's historical consignment inventory program, its inventory levels would increase during each year to support its high fourth quarter seasonal sales demand. During the second quarter of 1997 the Company began to phase-out its consignment inventory program (see RESULTS OF OPERATIONS, above). This phase-out accounted for most of the decrease in inventory and the increase in current receivables that occurred in 1997. Also during 1997, the level of installment receivables increased as a result of the adoption of SFAS 125 (see RESULTS OF OPERATIONS, above) and a larger portfolio of installment receivable contracts.

         The phase-out of the consignment inventory program has resulted in higher third quarter sales, and includes sales which, under consignment, would take place in the fourth quarter. The Company estimates that approximately half of the third quarter sales increase was a result of shipments that would have otherwise fallen into the fourth quarter. This does not change the Company's outlook for a strong improvement in full-year financial performance, but will make fourth-quarter sales comparisons less favorable than would otherwise be the case.

         During October, 1997 the Company entered into a new revolving line of credit (Revolver) to finance its working capital requirements. The Revolver has a maximum commitment level of $40 million and a due date of October 1, 2000; however the Company can terminate the agreement at any time with sixty days notice. Under the Revolver, the lender is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories and trade accounts receivable. The annual rate of interest under the Revolver is 150 basis points over LIBOR.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                 ---------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

                  The Company's debt agreements contain covenants that restrict, among other things, the repurchase of the Company's common stock, the Company's ability to incur new indebtedness and acquire new businesses. The Company's debt agreements contain provisions by which a default under one agreement constitutes a default under the other agreements.

                  In October, 1997, the Company's Keyboard Acceptance Corporation subsidiary (Finance) amended its agreements with an independent entity, to sell substantially all of its installment receivable contracts. Included in these amendments is the buyer's commitment to purchase receivable contracts up to a maximum outstanding principal amount of $150 million, if certain criteria are met. Certain installment receivables are not eligible for sale and are retained by Finance. At the time of each installment receivable sale, Finance receives cash from the buyer equal to the unpaid principal balance of the contract, less a holdback of 10% of the principal balance. Finance continues to service all installment receivables it sells.

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the lives of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provision is remitted to Finance as a service fee. In February 1994, Finance entered into a five-year interest rate swap agreement in order to reduce the potential impact of any increase in interest rates on $20 million of installment contracts.

         Proceeds from the sale of installment receivables amounted to $49.6 million for the nine months ended September 30, 1997 and $41.8 million for the comparable period in 1996. This increase in 1997 compared to 1996 is largely the result of an increase in the volume of new installment contracts written.

         Under the sale agreements, Finance is required to repurchase installment accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related 10% holdback. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $86.4 million of installment receivables. The Company believes an adequate allowance has been provided for any uncollectible receivables.

         Capital expenditures were $1.7 million in the first nine months of 1997 and $3.4 million in the comparable period of 1996. At September 30, 1997, the Company had no material outstanding capital commitments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 1997.

ITEM 5.  OTHER INFORMATION

         During October, 1997 the Company entered into a new revolving line of credit (Revolver) to finance its working capital requirements. The Revolver has a maximum commitment level of $40 million and a due date of October 1, 2000; however the Company can terminate the agreement at any time with sixty days notice. Under the Revolver, the lender is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories and trade accounts receivable.

         In October, 1997, the Company's Keyboard Acceptance Corporation subsidiary (Finance) amended its agreements with an independent entity, to sell substantially all of its installment receivable contracts. Included in these amendments is the buyer's commitment to purchase receivable contracts up to a maximum outstanding principal amount of $150 million, if certain criteria are met. Finance continues to service all installment receivables it sells.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits
                    --------

      10.1 Agreement of Employment between Baldwin Piano & Organ Company and Randy R. Marks as Executive Vice President, Piano Operations, dated as of July 29, 1997.

      19            1997 Third Quarter Report to Shareholders of the
                    Company.

      99.1 Press Release, dated July 9, 1997, announcing the signing of a letter of intent to form a third-party business venture at the Company's Greenwood, Mississippi factory facility.

      99.2 Press Release, dated September 2, 1997, announcing the promotion of Stephen P. Brock to the position of Executive Vice President and General Manager of the Company's Music Division.

      99.3 Press Release, dated September 25, 1997, announcing that the Company ended its negotiations to form a third-party business venture at the Company's
                    Greenwood, Mississippi factory facility.

      99.4 Press Release, dated October 21, 1997, announcing the Company's financial results for the third quarter of 1997.

      27            Financial Data Schedule.

                            -------------------------

          Index to Exhibits appears on sequentially numbered page 14.

            (b)     Reports On Form 8-K
                    -------------------

                    The Company filed no reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BALDWIN PIANO & ORGAN COMPANY



DATE:   November 7, 1997                    By:   /S/ KAREN L. HENDRICKS
      ------------------------------            -------------------------------
                                                 Karen L. Hendricks, Chairman,
                                                 Chief Executive Officer and
                                                 President



DATE:   November 7, 1997                    BY:   /S/ PERRY H. SCHWARTZ
      ------------------------------            -------------------------------
                                                 Perry H. Schwartz, Executive
                                                 Vice President and Chief
                                                 Financial Officer



                                INDEX TO EXHIBITS



Exhibit                                                                                     Sequential
Number                                                                                      Page Number
------                                                                                      -----------


10.1            Agreement of Employment between Baldwin Piano & Organ Company and Randy R. Marks as Executive Vice President, Piano
                Operations, dated as of July 29, 1997.                                          15

19              1997 Third Quarter Report to Shareholders of the Company.                       24

99.1            Press Release, dated July 9, 1997, announcing the signing of a letter of intent to form a third-party business venture at the
                Company's Greenwood, Mississippi factory facility.                              26

99.2            Press Release, dated September 3, 1997, announcing the promotion of Stephen P. Brock to the position of Executive Vice President
                and General Manager of the Company's Music Division.                            28

99.3            Press Release, dated September 25, 1997, announcing that the
                Company ended its negotiations to form a third-party business venture at the Company's Greenwood, Mississippi factory
                facility.                                                                       30

99.4            Press Release, dated October 21, 1997, announcing the Company's
                financial results for the third quarter of 1997.                                32

27              Financial Data Schedule.