Form 10-K405
period 1997-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1998-03-27
CIK 797315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                             -----------------------

For the fiscal year ended                            Commission File Number
    December 31, 1997                                        0-14903



                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                    31-1091812
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)


422 Wards Corner Road
Loveland, Ohio                                              45140-8390
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $43,628,970 based upon the $17.00 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 20, 1998.

         The number of outstanding shares of Common Stock of Baldwin Piano & Organ Company ("Company"), as of March 20, 1998, is
3,445,710.

                       DOCUMENTS INCORPORATED BY REFERENCE

         All of the information required by Items 6-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 ("1997 Annual Report to Shareholders"). All of the information required by Items 10-13 of Part III of this Form 10-K is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in April, 1998 relating to the Company's 1998 Annual Meeting of Shareholders ("1998 Proxy Statement").

                                TABLE OF CONTENTS


PART I.                                                                    Page
                                                                           ----

Item  1.          Business                                                    1

Item  2.          Properties                                                 12

Item  3.          Legal Proceedings                                          12

Item  4.          Submission of Matters to a Vote of                         13
                  Security Holders


PART II.

Item  5.          Market for Registrant's Common Equity                      13
                  and Related Stockholder Matters

Item  6.          Selected Financial Data                                    13

Item  7.          Management's Discussion and Analysis of                    14
                  Financial Condition and Results of Operation

Item 7A.          Quantitative and Qualitative Disclosures                   14
                  about Market Risk

Item  8.          Financial Statements and Supplementary Data                14

Item  9.          Changes in and Disagreements with Accountants              14
                  on Accounting and Financial Disclosure


PART III.

Item 10.          Directors and Executive Officers of the                    14
                  Registrant

Item 11.          Executive Compensation                                     14

Item 12.          Security Ownership of Certain Beneficial                   14
                  Owners and Management

Item 13.          Certain Relationships and Related                          14
                  Transactions




                                       (i)

PART IV.

Item 14.          Exhibits, Financial Statement Schedules,                   15
                  and Reports on Form 8-K


SIGNATURES                                                                   22






                                      (ii)

                                     PART I
                                     ------


                                ITEM 1. BUSINESS

         As used herein, the terms "Company" or "Baldwin" refer to Baldwin Piano & Organ Company and its subsidiaries and the Company's predecessors, unless the context otherwise indicates.

         As a leader in the U.S. keyboard market, the Company's core business, Baldwin manufactures and markets a full range of high quality keyboard instruments featuring the Baldwin(R), Wurlitzer(R), Chickering(TM), ConcertMaster(TM) and Pianovelle(TM) trademarks. From artist-accepted concert grand pianos to innovative digital keyboards, renowned Baldwin instruments are found in homes, churches, academic institutions and concert halls across the nation.

         Baldwin expands on its core business by providing in-house consumer installment financing of musical products through its wholly-owned subsidiary Keyboard Acceptance Corporation ("Finance"). With an emphasis on superior service, revenues generated by Finance continue to grow significantly, increasing 21% in 1997. Baldwin is the only U.S. musical products manufacturer to offer direct consumer financing of its instruments. In late 1997 Baldwin formed Signature Leasing Company to give piano buyers another financing option.

         Through its Contract Electronics Division, Baldwin offers printed circuit board assemblies, design, engineering, testing, electromechanical and mechanical assembly, post-production repair and order fulfillment services for original equipment manufacturers.

         Sales of the Company's products and other revenue are set forth by industry segment in the following table:

                                                   (dollars in millions)

                                                  Year Ended December 31,
                                          -----------------------------------------
                                            1997              1996            1995
                                          --------          --------         ------
         Musical Products and other:
          Musical Products...........     $107.4            $ 82.9           $ 85.1
          Contract Furniture and
           Music.......................      2.1               4.5             10.6
                                          --------          --------         ------
                  Total Segment.........   109.5              87.4             95.7
         Electronic Contracting ........    35.6              30.9             30.7
         Finance........................     8.9               7.4              6.1
                                          --------          --------         ------

                           Total .......  $154.0            $125.7           $132.5
                                          ========          ========         ======

During 1997 the Company phased out its consignment inventory program. Under Baldwin's historical consignment inventory program, the Company's pianos in the dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. In 1997 the Company, in conjunction with a third party, provided a more attractive floor plan to its dealers to finance the dealers' purchase of products from the Company. As a result, the dealers opted out of the existing consignment program and most Company inventory in each of these dealers' possession was immediately sold to the dealers. This transfer of title was a sale by the Company to the dealer and created a large one-time increase in Baldwin's sales of $14.6 million in 1997.

         Financial information regarding industry segments is shown in this Form 10-K in Note 15 to the Consolidated Financial Statements of the Company, attached hereto as Exhibit 13.1.


MUSICAL PRODUCTS

         Since 1862, Baldwin's keyboard products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin's keyboard products are consistent with the Company's fine heritage and represent a broad range of acoustic and electronic instruments aimed at a broad consumer base. Baldwin's musical products are sold through domestic wholesale dealers (80%), Company-owned retail stores (9%), factory direct sales (5%) and an international dealer network (6%).

         ACOUSTIC PIANOS

                  The Company's premier product is the Baldwin(R) concert grand piano, a product which is widely accepted for concert performances. Baldwin is the only domestic manufacturer of concert grand pianos which also produces a full line of vertical pianos. The Company has successfully incorporated a number of enhancements and construction techniques originally designed for Baldwin(R) grand pianos into its vertical piano lines. The Company believes that the quality and durability of the Baldwin(R) concert grand pianos enhance the reputation and marketability of its entire line of acoustic keyboard instruments.

                  Baldwin offers three brands of pianos, under the Baldwin(R), Chickering(TM) and Wurlitzer(R) names, each earmarked for a different segment of the market on the basis of price and product positioning. Together, these three brands have represented nearly 50% of all domestic new piano sales over the past four decades and provide a significant competitive advantage to the Company. Product development activity is focused on the development of improved designs, periodic cabinetry changes, other aesthetic features and electronic enhancements.

                  Overall, the Company's product line offering covers all key price points, piano styles and finishes, and sizes -- ranging from 37-inch vertical pianos to 9-foot concert grand pianos.


         DIGITAL KEYBOARDS

                  Baldwin distributes a broad range of electronic keyboard instruments. Baldwin's products compete in those digital keyboard market segments that represent over 90% of the market for digital keyboard products used in the home. To gain a greater share of this growing segment, Baldwin introduced its digital product line, Baldwin Pianovelle(TM), in September 1995, and completed the rollout in August 1996. Overall, the line includes seven models.

                  Pianovelle(TM) products are manufactured to Baldwin's specifications in Italy by GeneralMusic, Europe's largest digital keyboard manufacturer. Baldwin is working with GeneralMusic in designing new generation product lines with superior piano tone and touch. Baldwin plans to continue to introduce new products to address changing consumer needs.

         PRODUCT DEVELOPMENT

                  The Company's research staff, in conjunction with outside consulting and design services, engage in ongoing efforts to refine existing products and develop new products.

                  In electronic-based products, the Company uses outside sources for the development and production of its products, under strict specifications developed by the Company. Outsourcing has enabled the Company to benefit from other companies' expertise in advanced electronic technology and new material development and minimize operating costs.

                  In 1996, the Company completed development of a unique digital player system for acoustic pianos. This system, called Baldwin ConcertMaster(TM), was introduced in January 1997 and began shipments during the second quarter of 1997. It employs multi-media storage of music and recording capabilities and is available for factory or field installation only on acoustic pianos with the Company's brand names. During 1997, the demand for Baldwin grand pianos increased due to the consumer appeal of ConcertMaster(TM). Additional features, software and other capabilities are under development to further enhance the competitiveness of ConcertMaster(TM).

         MARKETING AND DISTRIBUTION

                  The Company distributes its keyboard musical instruments in North America through approximately 400 independent dealers. The Company also operates 14 Company-owned stores in six large metropolitan areas.

                  In 1997, no single dealer accounted for more than 5% of the Company's keyboard musical instrument sales. The top ten dealers in terms of net sales accounted for approximately 19% of the Company's keyboard musical instrument sales.

                  The Company's domestic unit sales leadership is attributable, in part, to its excellent dealer network. The Company believes that it has been able to attract and maintain dealers by offering a superior product line and numerous programs and services designed to assist dealers and promote the Company's products, including:

         * An artist endorsement program in which over 375 well-known pianists, composers, conductors, vocalists and musical institutions endorse Baldwin grand pianos, providing dealers with extensive national and local product publicity and a method of product differentiation. This promotes wide use of Baldwin's pianos in broadcast media and provides for in-store merchandising materials which promote these endorsements.

         * A dealer support program, providing training, promotional programs and assistance, and sales incentives.

         * Institutional loan programs, which provide for short term piano loans to universities followed by selling events at the end of the loan term.

         * Sponsorship of educational activities, including piano competitions.

         * An installment finance program offering retail customers a source of credit and assurance of the Company's continued interest and commitment to product performance. This program was further enhanced by the opening in late 1997 of a Company-owned retail store for the resale of repossessed pianos. This store's purpose is to sell the small number of repossessed instruments and thereby allow the elimination of recourse to the dealers--improving dealer relations.

         CONSIGNMENT CONVERSION TO THIRD PARTY FINANCING

                  Over the last three quarters of 1997, the Company phased out its consignment inventory program and developed the Baldwin Inventory Finance Program in conjunction with Deutsche Financial Services, a premier financier of musical instrument inventory. Some Baldwin dealers chose to arrange other third-party financing. The 1997 impact of this conversion was a one-time increase in sales of $14.6 million, reflecting the transfer of title for inventory at dealer locations from Baldwin to the dealers.

                  Baldwin was the sole piano manufacturer operating in the United States under a consignment program, which placed Baldwin-owned inventory in dealers' retail showrooms. Baldwin charged dealers interest for use of the inventory after 90 days.

                  The new Baldwin Inventory Finance Program provides better financial terms to dealers than the previous consignment program and is cost-neutral to the Company. Dealer reaction to this new program has been favorable.

         TRUCKING

                  The Company ceased its Company-managed trucking of pianos to dealers during 1997, and converted these operations to an independent contractor who specializes in piano transport. Via a contractual arrangement, this independent trucking company absorbed the Company's leased fleet and provides cartage at rates competitive with the Company's. The benefits to the Company were three-fold: (1) the Company's delivery time to dealers was improved dramatically, particularly to dealers on the west coast of the U.S. because the transport company ships full loads on a more frequent basis, made possible by the economies of scale of shipping pianos for many piano manufacturers; (2) the specialized expertise of the independent contractor reduced in-transit damage to the Company's pianos; and (3) the Company reduced administrative costs and increased business focus by outsourcing trucking to an independent supplier.

         RETAIL STORES

                  The 14 Company-owned retail outlets are located in Atlanta, Georgia; Cincinnati, Ohio; Indianapolis and Fort Wayne, Indiana; and Louisville and Lexington, Kentucky. These Company-owned retail outlets sell only Company piano lines and are generally situated in areas where they do not compete directly with the Company's independent dealers. The Company believes that the existence of Company-owned stores has not adversely affected the Company's good relationships with its independent dealers.

                  In addition to accounting for approximately 9% of the Company's total keyboard sales in 1997, Baldwin's retail stores provide the Company with the opportunity to test new retailing concepts and dealer promotional ideas. Baldwin's retail stores also provide a better understanding of dealer issues and provide a source of future management talent.

         FACTORY DIRECT SALES

                  Baldwin introduced the Factory Direct Sales program in 1994, to access customers outside the geographic reach of the Company's independent dealer network and Company-owned stores, and also to cooperatively increase sales within those areas, working in conjunction with independent dealers. This program accounted for approximately 6% of the Company's total keyboard sales in 1997.

         INTERNATIONAL SALES

                  The Company's products are distributed in Canada through approximately 30 independent dealers representing approximately 4% of the Company's total keyboard sales in 1997. The Company markets products through a number of other international distributors in markets such as Mexico, France, Taiwan, Japan and England representing approximately 2% of the Company's total keyboard sales in 1997.

         MARKETS AND COMPETITION

                  The principal targets for the Company's acoustic and electronic pianos are families with children aged 6 to 12, young adults, and educational institutions.

                  The domestic acoustic piano market appears to have stabilized in unit sales during 1997, following several years of contraction. The digital piano category grew slightly in 1997, in line with growth trends generally experienced over the past several years. The Company believes that consumer interest in keyboard products remains strong, and that the outlook for sales is good. This belief is based on: (1) birthrates, which indicate that the target consumer base will continue to grow through the year 2010; and (2) increased public focus on the intellectual and self-esteem benefits of music, and specifically music keyboard study. These findings have been confirmed by numerous independent research studies, and have been broadly publicized by the national media.

                  Sales of the Company's keyboard products are affected by the market for used keyboard instruments, particularly used acoustic instruments, although the Company is unaware of any reliable data for evaluating the size or impact of these used instruments on the sales of new products. Company sales data includes the sales of new instruments, as well as a small number of used and non-Baldwin instruments sold by the Company's retail stores. The revenue represented by these used or non-Baldwin instruments is nominal.

                  The Company competes with a number of domestic and foreign acoustic piano manufacturers based on price relative to tone quality, performance characteristics, styling, finish options and electronic enhancement options. Based on industry statistics, foreign piano manufacturers' combined market share for acoustic pianos in the domestic market stands at about 55%. Foreign competition in the piano market is most heavily concentrated in the market for small grand pianos, electronically enhanced pianos, and, to a lesser extent, in the market for large vertical pianos.

                  The Company believes that its domestic unit market share for new acoustic pianos was approximately 25% in 1995, approximately 26% in 1996 and approximately 28% in 1997. The Company believes that no single manufacturer has a domestic market share larger than the Company's. The Company's domestic market share for digital pianos was approximately 3% in 1995, 4% in 1996 and 6% in 1997.

         CHURCH ORGANS

                  In early 1997, the Company reached agreement to sell its church organ business, the sale of which was completed in the fourth quarter of 1997. The church organ business was considered a non-core business because of its unique dealer and customer base. Exit from this business was consistent with the Company's focus on its core piano business aimed at the consumer market.


FINANCING OPERATIONS

         The Company's installment financing subsidiary, Finance, provides point-of-sale consumer financing through keyboard dealers located throughout the United States. It has been doing so for nearly a century. Baldwin is the only keyboard manufacturer that provides its own consumer financing for its musical instruments. The Company believes that this long-term, strongly focused attention to the music industry provides Baldwin with a distinct competitive advantage.

         Over the last few years Finance has expanded its focus. In addition to financing keyboard products sold by Baldwin dealers, Finance makes its consumer financing available through music dealers that do not carry the Company's keyboard products. During 1997, many new dealers were added to the Finance client base as a result of this strategy.

         Finance offers music dealers consumer financing programs which include competitive interest rates, rent-to-own options and prompt credit approval. In addition to these continuing services, Finance both originates and cooperates in special promotional programs with dealers.

         Finance maintains agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold.

         At the time of each installment receivable sale, Finance receives cash equal to the unpaid balance of the contracts, less a purchase discount applied to the principal balance of the contracts sold. The purchase discount is adjusted at each receivable sale and is determined using the loss experience and effective yield of the portfolio. The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold, and the amount retained by the buyer under the floating interest rate provision, is remitted to Finance as a service fee.

         Under the sale agreement with the independent entity, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible by the independent purchaser. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. At December 31, 1997, Finance remains contingently liable on approximately $89 million of installment receivables. Finance is responsible for all credit losses associated with the sold receivables. Historically, credit losses have not been significant. Installment receivables are secured by the keyboard instruments. Prior to the fourth quarter of 1997, in the event of repossession of an instrument financed by Finance, the dealer originally selling the instrument bore some risk of the bad debt loss, but had the right to sell the repossessed product. The dealer's potential liability to the Company is known as recourse. In the fourth quarter, in order to increase the number of contracts entered into, Finance initiated a program of acquiring receivables without recourse, and the Company began selling repossessed pianos through its own retail stores--primarily through a repossession center located in the Atlanta metropolitan area. The Company believes an adequate allowance has been provided for any uncollectible receivables.

         In late 1997 Baldwin formed a leasing subsidiary to give piano buyers another financing option. Early results are encouraging as dealers' and the Company's own sales forces begin to offer piano leasing as an alternative method to increase piano sales. Baldwin will continue to educate both its sales force and its dealer network about the benefits and selling points of leasing.

ELECTRONIC CONTRACTING

         In 1984, the Company began manufacturing printed circuit board assemblies for original equipment manufacturers outside the music industry. Currently, the Baldwin Contract Electronics Division provides electronic and electromechanical products and services to a broad range of original equipment manufacturers. Final applications include commercial and industrial power controls, heating and air conditioning systems, vending machines, mail handling systems, exercise equipment and semiconductor fabrication equipment.

         The Contract Electronics Division has increased resource investment, improved its work systems and expanded the customer/supplier partnerships. In 1996, this Division entered into strategic partnerships with two of its top five customers. In one strategic partnership, Baldwin enjoys preferred supplier status increasing the likelihood for preferential access to new business being outsourced by this customer. In the other, Baldwin has entered into long term supply arrangements that give the Company preferred supplier status for new business.

         The Contract Electronics Division is a full-service contract supplier offering a complete line of engineering, design, testing, repair and rework services, and assembly of electronic and electromechanical products. Baldwin engineering and operations personnel work closely with customers to take a concept or design, develop it, test it and turn it into a manufactured circuit board assembly or finished product component.

         The Company sells electronic assemblies to manufacturers through Company representatives and electronics manufacturers' representatives with territories covering 28 states. There are many contract manufacturers of electronic assemblies and the Company does not have a significant share of the market of such products. In terms of sales, the Company believes that this Division is ranked in the top 60 out of approximately 1,000 contract electronics manufacturers in the U.S. The industry remains highly fragmented with predominantly small players and a few large ones. Baldwin has established a niche in low-to-medium volume assembly. This Division has developed a strong reputation among its customers in the consistency of its quality and flexibility in meeting rapidly changing customer demands.


MANUFACTURING

         The Company has integrated acoustic piano manufacturing capability beginning with the treatment of raw lumber; proceeding through the fabrication and finishing of the cabinetry and assembly of the inner workings; and culminating in the creation of a completed keyboard instrument. Starting in 1996 and continuing in 1997, the Company began implementing an aggressive initiative to modernize and simplify its piano manufacturing operations. Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, improving cycle times and producing consistently higher-quality pianos for its dealer network and consumers.

         Synchronous manufacturing principles have been refined and proven by advanced Japanese, U.S. and European manufacturers in many industries. For Baldwin, this approach enables greater efficiency in its continuous flow piano assembly line. It replaces the older batch production method and its inherent problems, such as less process control and higher work-in-process and finished product inventories.

         The Company's contract electronics manufacturing facility utilizes specialized, computer-controlled production and testing equipment to assemble and test printed circuit boards and electromechanical assemblies for its original equipment manufacturing customers.


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

         In electronic contracting, electronic components are purchased from major electronic parts manufacturers and distributors. To minimize costs and facilitate availability of major components, the

Company designs products to employ standard components wherever possible.


SEASONALITY

         The Company's business is somewhat seasonal in nature with fourth quarter musical products sales generally increasing during the holiday season. In 1997, without the one-time sales related to the phase-out of Baldwin's music consignment inventory program, the fourth quarter accounted for approximately 31% of net sales. This is consistent with fourth quarter results in the previous three years.


BACKLOG

         At December 31, 1997, the Company had sales orders for keyboard products of approximately $5 million. At December 31, 1996, the Company had no significant backlog of sales of keyboard products because the majority of Baldwin's keyboard products were consigned to its dealers at that time. The sales orders for electronic contracting totaled approximately $33 million and $25 million at December 31, 1997 and 1996, respectively. These sales orders are not firm sales orders and are subject to cancellation by the ordering customers. The Company anticipates that all such 1997 orders will be filled during 1998.


WORKING CAPITAL

         The Company requires significant working capital to support its operations. The Company builds inventory levels during the year to support its high fourth quarter seasonal sales demand.

         The Company finances its working capital needs under a $40 million revolving Credit Facility. The Company can terminate this Credit Facility at any time with sixty days notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the Company's inventories and accounts receivable. Finance has entered into agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million, subject to certain repurchase provisions described above under the caption "Financing Operations".

         For more information about the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" attached hereto as
Exhibit 13.1.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 1,520 full-time employees. Approximately 235 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800 and approximately 260 hourly workers at Fabricantes Tecnicos, S.A. (wholly-owned subsidiary of the Company) Juarez, Mexico facility are represented by the National Labor Union of Workers of Electronic Products. All other employees are not represented by collective bargaining units. The Company considers its relations with its employees to be good.

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

            Location                         Industry Segment                    Principal Products
            --------                         ----------------                    ------------------

  Greenwood, Mississippi                     Music and other                    Piano cases and wood
                                                                                components

  Conway, Arkansas                           Music and other                    Grand pianos

  Fayetteville, Arkansas                     Electronic                         Circuit boards and
                                             Contracting                        electromechanical and
                                                                                mechanical assemblies

  Trumann, Arkansas                          Music and other                    Vertical pianos

  Juarez, Mexico                             Music and other                    Keys and actions


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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1997 fiscal year.


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

         Year 1997                                     Year 1996
         ---------                                     ---------
  Common Stock Bid Range                        Common Stock Bid Range
----------------------------                 ------------------------------
Quarter     High      Low                    Quarter     High      Low
----------------------------                 ------------------------------
First       $14       $11 1/2                First       $14 1/2   $12 1/4
Second      $14 1/2   $12 3/4                Second      $15 1/2   $12 3/4
Third       $18       $13 1/4                Third       $16 1/2   $14 1/2
Fourth      $19 15/16 $15 5/8                Fourth      $16 1/4   $11

         As of March 20, 1998, the number of outstanding shares of the Company's common stock was 3,445,710. The approximate number of record holders of such shares was 114.

         The Company has paid no dividends since its inception and intends to continue its policy of retaining earnings to finance future growth.

                         ITEM 6. SELECTED FINANCIAL DATA

         Incorporated by reference to page 37 of Baldwin's 1997 Annual Report to Shareholders under the heading of "Baldwin Piano & Organ Company and Subsidiaries Five-Year Summary."

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to pages 38 to 40 of Baldwin's 1997 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Not applicable.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to pages 18 to 36 of Baldwin's 1997 Annual Report to Shareholders.

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in the Company's auditors has taken place within the twenty-four months prior to, or in any period subsequent to, the Company's December 31, 1997 consolidated financial statements.


                                    PART III
                                    --------


         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to Baldwin's Proxy Statement for the 1998 Annual Meeting of Shareholders.


                        ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to Baldwin's Proxy Statement for the 1998 Annual Meeting of Shareholders.


         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.

         Incorporated by reference to Baldwin's Proxy Statement for the 1998 Annual Meeting of Shareholders.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to Baldwin's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

 1.1 The following Consolidated Financial Statements of Baldwin Piano & Organ Company and Subsidiaries are incorporated by reference to Baldwin's 1997 Annual Report to Shareholders.

                  Independent Auditors' Report.

                  Consolidated Statements of Earnings, years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity, years ended December 31, 1997, 1996 and 1995.

                  Consolidated Balance Sheets, as of December 31, 1997 and 1996.

                  Consolidated Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements, years ended December 31, 1997 1996 and 1995.


 2.1       Consolidated Financial Statement Schedules of
          Baldwin Piano & Organ Company and Subsidiaries:

                                                                                                 Page Number
                                                                                                 -----------

                  Independent Auditors' Report on Schedule                                                23

                  Schedule for the years ended December 31, 1997, 1996 and 1995.

                           VIII.  Valuation and Qualifying Accounts.                                      24

                  All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

 3.1         Certificate of Incorporation of the Company, as amended. (1)

 3.2         Amended and Restated Bylaws of Baldwin Piano & Organ Company
             dated as of February 10,1997.  (15)

4.1          Rights Agreement between the Company and The Provident Bank dated as of September 4, 1996.  (16)


             MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS
             =========================================================

10.1         Baldwin Piano & Organ Company 1986 Incentive Stock Option
             Plan adopted on June 30, 1986. (1)

10.2         Baldwin Piano & Organ Company Retirement Plan for Salaried
             Employees, as amended. (1)

10.3         Baldwin Piano & Organ Company Retirement Trust for Salaried
             Employees dated September 28, 1984. (1)

10.4 Form of Indemnification Agreements between the Company and the Company's Officers and Directors dated June 30, 1986 and accompanying schedule. (1)

10.5         Baldwin  Piano & Organ  Company  Deferred Directors Fee
             Plan. (5)

10.6         Baldwin Piano & Organ Company Non-Qualified Deferred
             Compensation Plan. (5)

10.7         Baldwin Piano & Organ Company Non-Qualified Deferred
             Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (5)

10.8         Baldwin Piano & Organ Company 1994 Incentive Stock Option
             Plan. (7)

10.9         Baldwin Piano & Organ Company 1994 Management Incentive
             Plan.  (8)

10.10        Baldwin Piano & Organ Company 1994 Long Term Incentive Plan.
             (8)

10.11        Change in Control Agreement between Baldwin Piano & Organ
             Company and Karen L. Hendricks dated June 26, 1996.  (13)

10.12        Change in Control Agreement between Baldwin Piano & Organ
             Company and Stephen P. Brock dated June 11, 1996.  (13)(14).

10.13        Agreement of Employment between Baldwin Piano & Organ
             Company and Perry H. Schwartz dated as of November 5, 1996, as amended on November 11, 1996.  (19)

10.14        Agreement of Employment between Baldwin Piano & Organ Company and
             Karen L. Hendricks dated as of June 19, 1997.
             (17)

10.15        Agreement of Employment between Baldwin Piano & Organ
             Company and Randy R. Marks as Executive Vice President,
             Piano Operations, dated as of July 29, 1997. (18)

                          ============================

10.16        Office Space Lease Agreement between Wards Corner Associates
             Limited Partnership and the Company dated as of June 16, 1986. (1)

10.17        Guaranty by BPO Finance Corporation in favor of General
             Electric Capital Corporation dated October 25, 1990. (3)

10.18        Guaranty Agreement among the Company, BPO Finance Corporation,
             Retailer Funding Corporation and General Electric Capital
             Corporation dated as of October 1, 1990.
             (3)

10.19        Indemnification Agreement among BPO Finance Corporation,
             General Electric Capital Corporation and Kidder Peabody &
             Co. Incorporated as of October 1, 1990. (3)

10.20        Retail Accounts Receivable Purchase Agreement among the
             Company, BPO Finance Corporation and The Wurlitzer Company dated as of October 1, 1990. (3)

10.21        Amendment dated as of February 15, 1994 to the October 1,
             1990 Guaranty Agreement among the Company, Keyboard
             Acceptance Corporation, Retailer Funding Corporation and
             General Electric Capital Corporation.  (6)

10.22        Amended and Restated General Loan and Security Agreement
             dated as of February 24, 1994 between the Company and The
             Fifth Third Bank.  (6)

10.23        Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of
             Harold S. Smith.  (6)

10.24        Letter of Credit Reimbursement Agreement dated as of August
             13, 1993 between the Company and The Fifth Third Bank.  (6)

10.25        Amendment to Office Space Lease Agreement between Baldwin
             Piano & Organ Company and Nooney Management Company dated as of June 11, 1991. (4)

10.26        Indemnification agreement dated as of December 1, 1994 among
             General Electric Capital Corporation, Lehman Commercial
             Paper, Inc. and Keyboard Acceptance Corporation (formerly
             BPO Finance Corporation).  (9)

10.27        Amendment No. 1 dated as of April 3, 1995 to that certain
             Amended and Restated General Loan and Security Agreement
             dated as of February 24, 1994 between the Company and The
             Fifth Third Bank.  (10)

10.28        Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995.  (11)

10.29        Amendment No. 2 dated as of October 1, 1995 to that certain
             Amended and Restated General Loan and Security Agreement
             dated as of February 24, 1994 between the Company and The
             Fifth Third Bank.  (12)

10.30        Amendment to Office Space Lease Agreement between Baldwin
             Piano & Organ Company and Nooney Krombach Company dated as of February 16, 1996.  (12)

10.31        Land Lease Agreement between Fabricantes Tecnicos, S.A. DE
             C.V. and Delphi Automotive Systems, S.A. DE C.V. dated as of
             December 13, 1996.  (19)

10.32        Amended and Restated Amendment and Supplemental Agreement
             between Baldwin Piano & Organ Company and GeneralMusic
             S.p.A. dated as of January 1, 1997.  (19)

10.33        Credit Agreement by and between Baldwin Piano & Organ Company as
             Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997 (excluding nonmaterial exhibits).

10.34 First Amendment dated October 16, 1997, to the Credit Agreement by and between Baldwin Piano & Organ Company as Borrower, the Fifth
             Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as
             Lenders dated October 16, 1997.

10.35        Form of Subsidiary Security Agreement dated October 16, 1997 between The Fifth Third Bank and certain subsidiaries of
             Baldwin Piano & Organ Company.  (20)

10.36 Form of Subsidiary Guaranty dated October 16, 1997 by certain subsidiaries of Baldwin Piano & Organ Company in favor of The Fifth
             Third Bank and NBD Bank, N.A. (21)

10.37 Amended and Restated Purchase and Administration Agreement dated as of October 31, 1997 among Retailer Funding Corporation, Keyboard
             Acceptance Corporation, Baldwin Piano & Organ Company and General
             Electric Capital Corporation as a consenting party (excluding nonmaterial exhibits).

10.38 First Amendment dated October 31, 1997 to the Guaranty Agreement dated as of October 1, 1990 among Retailer Funding

             Corporation, Keyboard Acceptance Corporation, Baldwin Piano & Organ
             Company and General Electric Capital Corporation.

10.39        First Amendment dated October 24, 1997 to the Retail Accounts
             Receivable Purchase Agreement dated as of October 1, 1990 among
             Baldwin Piano & Organ Company, The Wurlitzer Company and Keyboard
             Acceptance Corporation.

11.1         Statement regarding computation of per share earnings.

13.1         Information incorporated by reference to Baldwin's 1997 Annual
             Report to Shareholders for the year ended December 31, 1997:
             "Independent Auditors' Report", "Financial Statements" (including
             Notes thereto), "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

21.1         Subsidiaries of the Company.

23.1         Consent of Independent Accountants.

27.1         Financial Data Schedule.

99.1         Baldwin Stock Repurchase Plan. (2)

99.2         Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)

99.3         Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)

99.4         Press Release dated October 27, 1997.

99.5         Press Release dated November 3, 1997.

99.6         Press Release dated February 23, 1998.

 (1)         Incorporated by reference from the Company's Form S-1 Registration
             Statement as declared effective by the Commission on October 8, 1986.

 (2) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1987.

 (3)         Incorporated by reference from the Company's Form 8-K dated
             October 25, 1990 as filed with the Commission on November 9, 1990.

 (4) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

 (5) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

  (6) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

  (7) Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Shareholders.

  (8) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1994.

  (9) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

 (10) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

 (11) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

 (12) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1995.

 (13) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996.

 (14)    Substantially identical documents were entered into by Baldwin Piano &
         Organ Company with George C. Huebner, Perry Schwartz, Ronald P. Geguzys and Randolph Marks dated June 18, 1996, November 12, 1996, December 18,
         1997 and January 1, 1998, respectively.

 (15)    Incorporated by reference from the Company's Form 8-K dated February
         10, 1997 as filed with the Commission on February 27, 1997.

 (16)    Incorporated by reference from the Company's Form 8-K dated September
         3, 1996 as filed with the Commission on September 13, 1996.

 (17) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1997.

 (18) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1997.

 (19) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.

 (20) Subsidiary Security Agreements with The Fifth Third Bank were entered into by The Wurlitzer Company, Baldwin Trading Company, Signature
         Leasing Company and The Baldwin Piano Company Limited.

 (21)    Subsidiary Guaranty was executed by each of The Wurlitzer Company,
         Baldwin Trading Company, Signature Leasing Company and The Baldwin
         Company Limited.

Index to Exhibits - page 25

                              REPORTS ON FORM 8-K

         During the fourth quarter of 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BALDWIN PIANO & ORGAN COMPANY


                                    By:    /s/ Karen L. Hendricks
                                        ---------------------------------------
                                            Karen L. Hendricks, Chairman,
                                        Chief Executive Officer and President

                                    Date:     March 27, 1998
                                          -------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Principal Executive Officer:

Date:  March 27, 1998                        /s/ Karen L. Hendricks
      ---------------                    ---------------------------------------
                                         Karen L. Hendricks, Chairman, Chief
                                         Executive Officer, President
                                         and Director

Date:  March 27, 1998                    /s/ George E. Castrucci
      ---------------                    ---------------------------------------
                                         George E. Castrucci, Director

Date:  March 27, 1998                    /s/ William B. Connell
      ---------------                    ---------------------------------------
                                         William B. Connell, Director

Date:  March 27, 1998                    /s/ Joseph H. Head, Jr.
      ---------------                    ---------------------------------------
                                          Joseph H. Head, Jr., Director

Date:  March 27, 1998                    /s/ Roger L. Howe
      ---------------                    ---------------------------------------
                                         Roger L. Howe, Director

Date:  March 27, 1998
      ---------------                    ---------------------------------------
                                         John H. Gutfreund, Director

                                         Principal Financial and Accounting
                                         Officer:

Date:  March 27, 1998                    /s/ Perry H. Schwartz
      ---------------                    ---------------------------------------
                                         Perry H. Schwartz, Executive Vice
                                         President and Chief Financial Officer

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                    ----------------------------------------


The Board of Directors
Baldwin Piano & Organ Company:

         Under date of February 23, 1998, we reported on the consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index under Part IV, item 14 (2.1) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG PEAT MARWICK LLP


Cincinnati, Ohio
February 23, 1998

                                                                   SCHEDULE VIII


                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                    --------

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995


                                                      Additions
                                                      ---------
                                                Charged       Charged
                              Balance at        to cost       to other                          Balance at
                              beginning          and         accounts          Deductions         end of
   Description                of period        expenses      describe           describe          period
   -----------                ---------        ---------     --------          ---------         --------


ALLOWANCE FOR DOUBTFUL ACCOUNTS:
--------------------------------

Year ended
 December 31, 1997           $3,538,123       $ 512,588       $   -          $ 2,512,979(1)      $1,537,732
                             ==========       =========       ========       ==============      ==========

Year ended
 December 31, 1996           $4,004,192        $ 549,867      $   -           $1,015,936(1)      $3,538,123
                             ==========        =========      ========        =============      ==========

Year ended
 December 31, 1995           $4,299,567        $ 845,288      $   -           $1,140,663(1)      $4,004,192
                             ==========        =========      ========        =============      ==========


RESERVE FOR INSTALLMENT RECEIVABLES
-----------------------------------
 SOLD WITH RECOURSE:
 -------------------

Year ended
 December 31, 1997           $1,407,000        $ 953,000      $   -           $  550,000(2)      $1,810,000
                             ==========        =========      ========        =============      ==========

Year ended
 December 31, 1996           $1,510,000        $ 700,000      $   -           $  803,000(2)      $1,407,000
                             ==========        =========      ========        =============      ==========

Year ended
 December 31, 1995           $2,296,000        $  120,000     $   -           $  906,000(2)      $1,510,000
                             ==========        ==========     ========        =============      ==========


RESERVE FOR RECOURSE OBLIGATION:
--------------------------------

Year ended
 December 31, 1997           $   -         $1,368,173(3)      $   -           $   -              $1,368,173
                             ========      =============      ========        ========           ==========



--------------------

         (1) Represents adjustments and accounts charged off, less recoveries.
         (2) Represents reserve related to accounts repurchased.
         (3) Represents reserve related to implementation of FASB 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

                                INDEX TO EXHIBITS


Exhibit
Number                                       Exhibit
------                                       --------

 3.1              Certificate of Incorporation of the Company,                                            *
                  as amended. (1)

 3.2              Amended and Restated Bylaws of Baldwin                                                  *
                  Piano & Organ Company dated as of February
                  10,1997.  (15)

 4.1              Rights Agreement between the Company and                                                *
                  The Provident Bank dated as of September
                  4, 1996.  (16)

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

10.5              Baldwin Piano & Organ Company Deferred                                                  *
                  Directors Fee Plan. (5)

10.6              Baldwin Piano & Organ Company Non-Qualified                                             *
                  Deferred Compensation Plan. (5)

10.7              Baldwin Piano & Organ Company Non-Qualified                                             *
                  Deferred Compensation Rabbi Trust Agreement
                  as amended and restated as of October 4,
                  1993. (5)

10.8              Baldwin Piano & Organ Company 1994 Incentive                                            *
                  Stock Option Plan.  (7)

10.9              Baldwin Piano & Organ Company 1994 Management                                           *
                  Incentive Plan.  (8)

10.10             Baldwin Piano & Organ Company 1994 Long Term                                            *
                  Incentive Plan.  (8)

10.11             Change in Control Agreement between Baldwin                                             *
                  Piano & Organ Company and Karen L. Hendricks
                  dated June 26, 1996.  (13)

10.12             Change in Control Agreement between Baldwin                                             *
                  Piano & Organ Company and Stephen P. Brock
                  dated June 11, 1996.  (13)(14)

10.13             Agreement of Employment between Baldwin Piano                                           *
                  & Organ Company and Perry H. Schwartz dated as
                  of November 5, 1996, as amended on November
                  11, 1996.  (19)

10.14             Agreement of Employment between Baldwin Piano                                           *
                  & Organ Company and Karen L. Hendricks
                  dated as of June 19, 1997. (17)

10.15             Agreement of Employment between Baldwin Piano                                           *
                  & Organ Company and Randy R. Marks as
                  Executive Vice President, Piano Operations,
                  dated as of July 29, 1997. (18)

10.16             Office Space Lease Agreement between Wards                                              *
                  Corner Associates Limited Partnership and the
                  Company dated as of June 16, 1986. (1)

10.17             Guaranty by BPO Finance Corporation in favor                                            *
                  of General Electric Capital Corporation dated
                  October 25, 1990. (3)

10.18             Guaranty Agreement among the Company,                                                   *
                  BPO Finance Corporation, Retailer Funding
                  Corporation and General Electric Capital
                  Corporation dated as of October 1, 1990. (3)

10.19             Indemnification Agreement among BPO Finance                                             *
                  Corporation, General Electric Capital Corpo-
                  ration and Kidder Peabody & Co. Incorporated
                  as of October 1, 1990. (3)

10.20             Retail Accounts Receivable Purchase Agreement                                           *
                  among the Company, BPO Finance Corporation
                  and The Wurlitzer Company dated as of October
                  1, 1990. (3)

10.21             Amendment dated as of February 15, 1994 to                                              *
                  the October 1, 1990 Guaranty Agreement among
                  the Company, Keyboard Acceptance Corporation,
                  Retailer Funding Corporation and General
                  Electric Capital Corporation.  (6)

10.22             Amended and Restated General Loan and Security                                          *
                  Agreement dated as of February 24, 1994 between
                  the Company and The Fifth Third Bank.  (6)

10.23             Irrevocable Standby Letter of Credit issued                                             *
                  August 13, 1993 by The Fifth Third Bank on
                  behalf of the Company in favor of Harold
                  S. Smith.  (6)

10.24             Letter of Credit Reimbursement Agreement                                                *
                  dated as of August 13, 1993 between the
                  Company and The Fifth Third Bank.  (6)

10.25             Amendment to Office Space Lease Agreement                                               *
                  between Baldwin Piano & Organ Company and
                  Nooney Management Company dated as of
                  June 11, 1991. (4)

10.26             Indemnification Agreement dated as of Decem-                                            *
                  ber 1, 1994 among General Electric Capital
                  Corporation, Lehman Commercial Paper, Inc.
                  and Keyboard Acceptance Corporation (formerly
                  BPO Finance Corporation).  (9)

10.27             Amendment No. 1 dated as of April 3, 1995                                               *
                  to that certain Amended and Restated General
                  Loan and Security Agreement dated as of
                  February 24, 1994 between the Company and
                  The Fifth Third Bank.  (10)

10.28             Distribution Agreement between Baldwin Piano                                            *
                  & Organ Company and GeneralMusic S.p.A.
                  dated as of July 1, 1995.  (11)

10.29             Amendment No. 2 dated as of October 1, 1995                                             *
                  to that certain Amended and Restated General
                  Loan and Security Agreement dated as of
                  February 24, 1994 between the Company and
                  The Fifth Third Bank.  (12)

10.30             Amendment to Office Space Lease Agreement                                               *
                  between Baldwin Piano & Organ Company and
                  Nooney Krombach Company dated as of
                  February 16, 1996.  (12)

10.31             Land Lease Agreement between Fabricantes                                                *
                  Tecnicos, S.A. DE C.V. and Delphi Automotive
                  Systems, S.A. DE C.V. dated as of December
                  13, 1996.  (19)

10.32             Amended and Restated Amendment and Supplemental                                         *
                  Agreement between Baldwin Piano & Organ Company
                  and GeneralMusic S.p.A. dated as of January
                  1, 1997.  (19)

10.33             Credit Agreement by and between Baldwin Piano
                  & Organ Company as Borrower, the Fifth Third
                  Bank as Agent and The Fifth Third Bank and
                  NBD Bank, N.A. as Lenders dated October 16,
                  1997 (excluding nonmaterial exhibits).

10.34             First Amendment dated October 16, 1997 to the
                  Credit Agreement by and between Baldwin Piano
                  & Organ Company as Borrower, the Fifth Third
                  Bank as Agent and The Fifth Third Bank and
                  NBD Bank, N.A. as Lenders dated October 16,
                  1997.

10.35             Form of Subsidiary Security Agreement dated
                  October 16, 1997 between The Fifth Third Bank
                  and certain subsidiaries of Baldwin Piano &
                  Organ Company.  (20)

10.36             Form of Subsidiary Guaranty dated October 16,
                  1997 by certain subsidiaries of Baldwin Piano
                  & Organ Company in favor of The Fifth Third
                  Bank and NBD Bank, N.A.  (21)

10.37             Amended and Restated Purchase and Administration
                  Agreement dated as of October 31, 1997 among Retailer Funding Corporation, Keyboard
                  Acceptance Corporation, Baldwin Piano & Organ
                  Company and General Electric Capital
                  Corporation as a consenting party (excluding nonmaterial exhibits).

10.38             First Amendment dated October 31, 1997 to the
                  Guaranty Agreement dated as of October 1,
                  1990 among Retailer Funding Corporation,
                  Keyboard Acceptance Corporation Baldwin
                  Piano& Organ Company and General Electric
                  Capital Corporation.


10.39             First Amendment dated October 24, 1997 to the
                  Retail Accounts Receivable Purchase Agreement dated as of October 1, 1990 among Baldwin
                  Piano & Organ Company, The Wurlitzer Company and Keyboard Acceptance Corporation.

11.1 Statement regarding computation of per share earnings.

13.1 Information incorporated by reference to Baldwin's 1997 Annual Report to Shareholders for the year ended December 31, 1997:
                  "Independent Auditors' Report", "Financial
                  Statements" (including Notes thereto), "Five
                  Year Summary", and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

21.1              Subsidiaries of the Company.

23.1              Consent of Independent Accountants.

27.1              Financial Data Schedule.

99.1              Baldwin Stock Repurchase Plan. (2)                                                      *

99.2              Amendment No. 1 to Baldwin Stock Repurchase                                             *
                  Plan. (3)

99.3              Amendment No. 2 to Baldwin Stock Repurchase                                             *
                  Plan. (4)

99.4              Press Release dated October 27, 1997.

99.5              Press Release dated November 3, 1997.

99.6              Press Release dated February 23, 1998.

 * Incorporated by reference as indicated in the applicable footnote.

 (1)              Incorporated by reference from the Company's Form
                  S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

 (2) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1987.

 (3)              Incorporated by reference from the Company's Form
                  8-K dated October 25, 1990 as filed with the Commission on November 9, 1990.


 (4) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1991.

 (5) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

 (6) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

 (7) Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual
                  Meeting of Shareholders.

 (8)              Incorporated by reference from the Company's Form
                  10-Q for the period ended June 30, 1994.

 (9) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1994.

(10) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1995.

(11) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

(12) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1995.

(13)              Incorporated by reference from the Company's Form
                  10-Q for the period ended June 30, 1996.

(14) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George
                  C. Huebner, Perry Schwartz, Ronald P. Geguzys and
                  Randolph Marks dated June 18, 1996, November 12,
                  1996, December 18, 1997 and January 1, 1998,
                  respectively.

(15)              Incorporated by reference from the Company's Form
                  8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

(16)              Incorporated by reference from the Company's Form
                  8-K dated September 3, 1996 as filed with the Commission on September 13, 1996.

(17)              Incorporated by reference from the Company's Form
                  10-Q for the period ended June 30, 1997.

(18) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1997.

(19) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.

(20)              Subsidiary Security Agreements with The Fifth
                  Third Bank were entered into by The Wurlitzer
                  Company, Baldwin Trading Company, Signature
                  Leasing Company and The Baldwin Piano Company
                  Limited.

(21)              Subsidiary Guaranty was executed by each of The
                  Wurlitzer Company, Baldwin Trading Company,
                  Signature Leasing Company and The Baldwin Company
                  Limited.