Form 10-Q
period 1998-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1998-05-15
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                           Commission File Number
   March 31, 1998                                       0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                       31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


422 Wards Corner Road
Loveland, Ohio                                   45140-8390
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code (513) 576-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -

         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of May 1, 1998 is 3,445,710.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX
                                                                           Page
Number
------

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                March 31, 1998 and December 31, 1997..............           3
           Unaudited Condensed Consolidated Statements of Earnings
                for the three months ended
                      March 31, 1998 and 1997 ....................           4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the three months ended
                      March 31, 1998 and 1997 ....................           5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, March 31, 1998 .......................           6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .....           7

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk .............................          11

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings ................................          12

      Item 2.   Changes in Securities and Use of Proceeds ........          12

      Item 3.   Defaults upon Senior Securities ..................          12

      Item 4.   Submission of Matters to a Vote
                           of Security Holders ...................          12

      Item 5.   Other Information ................................          13

      Item 6.   Exhibits and Reports on Form 8-K .................          14

      Signatures .................................................          15

      Exhibit Index ..............................................          16

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                March 31,     December 31,
ASSETS                                            1998            1997
                                                --------      ------------
Current assets:
      Cash ...............................      $     346       $     680
      Receivables, net ...................         23,970          23,201
      Inventories ........................         42,252          36,649
      Deferred income taxes ..............          2,460           2,460
      Other current assets ...............          3,652           4,423
                                                ---------       ---------
                Total current assets .....         72,680          67,413
                                                ---------       ---------
Installment receivables,
      less current portion ...............         15,505          16,502
Property, plant and equipment, net .......         21,391          18,262
Other assets .............................         12,214          12,183
                                                ---------       ---------
                Total assets .............      $ 121,790       $ 114,360
                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ..      $   3,125       $     900
      Accounts payable ...................          9,452          10,812
      Income taxes payable ...............            458             575
      Accrued liabilities ................          6,044           7,221
                                                ---------       ---------
                Total current liabilities          19,079          19,508
                                                ---------       ---------
Long-term debt, less current portion .....         35,027          27,650
Deferred income taxes ....................            237             237
Other liabilities ........................          6,238           6,142
                                                ---------       ---------
                Total liabilities ........         60,581          53,537
                                                ---------       ---------

Shareholders' equity:
      Common stock .......................             42              42
      Additional paid-in capital .........         12,481          12,381
      Retained earnings ..................         55,152          54,783
                                                ---------       ---------
                                                   67,675          67,206
      Less cost of treasury shares .......         (6,466)         (6,383)
                                                ---------       ---------
                Total shareholders' equity         61,209          60,823
                                                ---------       ---------
                Total liabilities and
                   shareholders' equity ..      $ 121,790       $ 114,360
                                                =========       =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except net earnings per share)

                                              Three months ended March 31,
                                              ----------------------------
                                                  1998         1997
                                                 -------      -------

Net sales .................................      $31,687      $27,309
Cost of goods sold ........................       26,373       22,533
                                                 -------      -------
      Gross profit ........................        5,314        4,776

Income on the sale of
      installment receivables .............        1,804        1,873
Interest income on installment receivables           430          253
Other operating income, net ...............          417          734
                                                 -------      -------
                                                   7,965        7,636

Operating expenses:
      Selling, general and administrative .        6,452        6,202
      Provision for doubtful accounts .....          330          254
                                                 -------      -------
           Operating profit ...............        1,183        1,180

Interest expense ..........................          585          796
                                                 -------      -------
           Earnings before income taxes ...          598          384

Income taxes ..............................          228          138
                                                 -------      -------
           Net earnings ...................      $   370      $   246
                                                 =======      =======



Basic earnings per share ..................      $  0.11      $  0.07
                                                 =======      =======

Diluted earnings per share ................      $  0.11      $  0.07
                                                 =======      =======


Weighted average number of common shares ..        3,445        3,425
                                                 =======      =======

Weighted average number of common and
      common equivalent shares ............        3,520        3,472
                                                 =======      =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                      Three months ended March 31,
                                                      ----------------------------
INCREASE (DECREASE) IN CASH                               1998           1997
---------------------------                            -----------    ----------
Cash flows from operating activities
      Net earnings ...............................      $    370       $    246
      Reconciliations of net earnings
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ....           704            669
                Provision for doubtful accounts ..           330            254
                Changes in working capital .......        (8,387)        (4,054)
                                                        --------       --------

      Net cash used in operating activities ......        (6,983)        (2,885)
                                                        --------       --------

Cash flows from investing activities
      Additions to property, plant and
           equipment .............................        (3,759)          (631)
                                                        --------       --------
      Net cash used in investing activities ......        (3,759)          (631)
                                                        --------       --------

Cash flows from financing activities:
      Installment receivables written ............       (21,776)       (19,161)
      Installment receivables liquidated .........         3,774          1,738
      Proceeds from sale of installment
           receivables ...........................        18,808         16,589
      Borrowing on long-term debt ................         9,602          4,462
                                                        --------       --------
      Net cash provided by financing
           activities ............................        10,408          3,628
                                                        --------       --------

Net (decrease) increase in cash ..................          (334)           112
Cash at beginning of quarter .....................           680            774
                                                        --------       --------
Cash at end of quarter ...........................      $    346       $    886
                                                        ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

Cash paid during the quarter for:
      Interest ...................................      $    609       $    768
                                                        ========       ========
      Income taxes ...............................      $    165       $    110
                                                        ========       ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                            (in thousands of dollars)

(1)   BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1997.

      The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three month periods ended March 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES

        Inventories consist of the following (in thousands of dollars):

                                                                                March 31,               December 31,
                                                                                  1998                      1997
                                                                                ---------               ------------
FIFO cost:
      Raw material .........................                                    $ 18,958                  $ 18,406
      Work-in-process ......................                                      10,619                     8,865
      Finished goods .......................                                      22,811                    19,306
                                                                                --------                  --------
                                                                                  52,388                    46,577
Less revaluation to LIFO ...................                                     (10,136)                   (9,928)
                                                                                --------                  --------

                Net inventories ............                                    $ 42,252                  $ 36,649
                                                                                ========                  ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER OF 1998 COMPARED
  TO THE FIRST QUARTER OF 1997

         First quarter net sales in 1998 increased 16 percent to $31.7 million, up from $27.3 million in the first quarter of 1997. First quarter net earnings rose to $370,000 from $246,000 in the first quarter of 1997. Excluding the cost of the proxy contest, first quarter 1997 net earnings were $358,000.

         Due to the phase-out of consignment in the second half of 1997, gross profit in the first quarter of 1998 was $320,000 less than it would have been with consignment. In addition, first quarter 1998 operating results were less favorably affected by Statement of Financial Accounting Standards No. 125
(SFAS), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" than in 1997: $205,000 in 1998 vs. $325,000 in 1997.

         First quarter 1998 sales for the Company's music business increased by $1.6 million (8%). Sales of Baldwin grand pianos were up 32 percent; primarily due to increased piano availability.

         Contract Electronics first quarter sales in 1998 were $10.7 million, compared with $8.1 million in the first quarter of 1997; an increase of 32 percent. Sales to new customers represented 70 percent of the increase.

         Retail financing's first quarter 1998 revenue was $2.2 million; a 5 percent gain; up from $2.1 million in the first quarter of 1997. Without the effect of SFAS No. 125, the revenue increase would have been 11 percent.

         Other net operating income in the first quarter of 1998 was $417,000, a decrease of $317,000 compared with $734,000 in the first quarter of 1997. This decrease was primarily due to lower display income from the Music Division's dealers resulting from the phase-out of the consignment inventory program.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

         Selling, general and administrative expenses in the first quarter of 1998 were $6.5 million; an increase of $300,000 from $6.2 million in the first quarter of 1997. This increase combined with first quarter 1997 proxy contest costs resulted in an aggregate increase of $500,000. The $300,000 increase was higher Contract Electronics sales representative fees due to higher sales, and higher management relocation expenses.

         Interest expense decreased by $211,000; from $796,000 in the first quarter of 1997 to $585,000 in the first quarter of 1998. This decrease resulted from the Company's lower debt levels due to the decrease in inventories. Inventory at the end of the first quarter of 1998 was $11.5 million less than at the end of the first quarter of 1997.


INFLATION, OPERATIONS AND INTEREST RATES

     Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices.

     The operations of the Company and its predecessors are subject to Federal, state and local laws regulating the discharge of materials into the environment. The Company does not anticipate that any environmental matters currently known to the Company will result in any material liability.

     The Company and its subsidiaries' operating results are sensitive to changes in interest rates primarily because of fixed interest rates on installment receivables contracts and floating interest rates on a substantial portion of indebtedness. Additionally, the buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision.

The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In November 1997 and December 1996, the Company entered into two-year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20 million and $44 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis,

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

interest income to the extent the one-month commercial paper rate exceeds 12%. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

         The annual rate of interest under the Company's revolving Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant working capital to support its operations. Under Baldwin's traditional consignment inventory program, inventory levels would increase during each year to support its high fourth quarter seasonal sales demand. During 1997 the Company phased out its consignment inventory program. This phase-out accounted for a large portion of the decrease in inventory and the increase in receivables that occurred in 1997. Also during 1997 and 1998, installment receivables increased as a result of a larger portfolio of installment contracts.

         On October 17, 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time with sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the company's inventories and accounts receivable. The annual rate of interest under the Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate. At March 31, 1998, the rate under the Credit Facility was 7.2% and the Company has approximately $1.0 million of additional borrowing available under this Credit Facility.

         On April 27, 1998 the Company increased its Credit Facility to $43.8 million. The additional borrowing capacity is needed to prepare

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

for the normal seasonal build-up of inventory for fourth quarter sales. In addition, the Company expects to make capital expenditures of between $3 to $7 million over the next 12 to 18 month period. These capital expenditures will be funded through operating cash flows and borrowings. The Company anticipates the capital expenditures will enhance its future competitiveness and profitability.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts.

         In October, 1997, the Company's finance subsidiary (Finance) amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold. At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a purchase discount applied to the principal balance of the contacts sold. The purchase discount is adjusted at each receivable sale using the loss experience and effective yield of the portfolio.

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provisions is remitted to Finance as a service fee. In February 1994, Finance entered into a five year interest rate swap agreement in order to reduce the potential impact of an increase in interest rates on $20 million of installment contracts.

         Proceeds from the sale of installment receivables amounted to $18.8 million for the three months ended March 31, 1998 and $16.6 million for the comparable period in 1997. This increase in 1998 compared to 1997 is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company sponsored "event sales".

         Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less

         BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------


the related purchase discount. Finance is responsible for all credit losses associated with the sold receivables, and is contingently liable for approximately $90.5 million of installment receivables sold. The Company believes an adequate allowance has been provided for all uncollectible receivables.

         Capital expenditures amounted to $3.8 million in the first quarter of 1998 and $600,000 in the comparable period of 1997. At March 31, 1998, the Company has outstanding capital commitments of $600,000. The Company is negotiating a Term Loan facility with its present lenders.

YEAR 2000
         The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company's major computer systems consist of third-party software. The conclusion of the Company's research is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems, and as a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company intends to install and implement these new releases of third-party software.

         The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000, which would result in miscalculations or system failures.

         Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ----------------------------------------
                                ABOUT MARKET RISK
                                -----------------
     Not applicable

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) No changes have been made to the instruments defining the right of the holders of the Company's common stock or to the rights of such shareholders.

         (b) On September 4, 1996, the Company and The Provident Bank, as Rights Agent, entered into a Rights Agreement (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, and Board of Directors of the Company authorized the issuance of one common share purchase right (a "Right") with respect to each outstanding share of common stock as of September 10, 1996. On April 20, 1998, the Board of Directors of the Company authorized the redemption of the Rights at the redemption price of one cent ($0.01) per Right specified in the Rights Agreement (the "Redemption Price"). The sum of the Redemption Price amounts was paid to Provident Bank for redistribution to the holders of the outstanding Rights who were holders on April 20, 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company is not in default nor has it defaulted on any indebtedness. The Company is not obligated to pay any dividends or other payment to any of its shareholders.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1998.


ITEM 5.  OTHER INFORMATION

         On March 10, 1998, the Company's Board of Directors appointed John H. Gutfreund to fill a vacancy on the Board of Directors for the term expiring at the Company's 1998 Annual Meeting of Shareholders. Mr. Gutfreund and the Company's incumbent directors were also nominated for re-election at the 1998 Annual Meeting to be held on May 18, 1998 as described in the Company's definitive proxy materials relating to that meeting.

         In April 1998, the Company increased its borrowing availability under its secured revolving credit facility from $40 million to $43.8 million. The Company anticipates that such increased borrowing capacity will facilitate the Company's ability to prepare for its normal seasonal inventory build up for fourth quarter sales and to fund in part the Company's anticipated increase in capital expenditures over the next 12 to 18 months.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  --------

                  10.1       Second Amendment to Credit Agreement, between
                             Baldwin Piano & Organ Company and The Fifth Third
                             Bank and NBD Bank, N.A., dated April 27, 1998.
                  10.2       Termination Agreement, between Keyboard Acceptance
                             Corporation, Retailer Funding Corporation, General
                             Electric Capital Corporation, Bankers Trust
                             Company, PaineWebber Incorporated - as successor to
                             Kidder, Peabody & Co. Incorporated, Lehman
                             Commercial Paper, Inc. and Conn Credit Corporation,
                             dated March 20, 1998.
                  10.3       Third Amendment to Guaranty Agreement, between
                             Baldwin Piano & Organ Company, Keyboard Acceptance
                             Corporation, Retailer Funding Corporation, General
                             Electric Capital Corporation, dated March 20, 1998.
                  10.4       Second Amended and Restated Purchase and
                             Administration Agreement, between Baldwin Piano &
                             Organ Company, Keyboard Acceptance Corporation and
                             Retailer Funding Corporation, dated March 20, 1998.
                  19         1998 First Quarter Report to Shareholders of the
                             Company.
                  99.1       Press Release, dated February 23, 1998 announcing
                             results for the fourth quarter and year ended
                             December 31, 1997, incorporated by reference to the
                             Form 10-K of the Company for the period ended
                             December 31, 1997.
                  99.2       Press Release, dated March 10, 1998 announcing the
                             appointment of John H. Gutfreund to the Company's
                             board of directors.
                  99.3       Press Release, dated April 21, 1998 announcing the
                             Company's financial results for the first quarter
                             of 1998.
                  27         Financial Data Schedule.

                         ------------------------------

Index to Exhibits appears on sequentially numbered page 16.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed no reports on Form 8-K during the first quarter of 1998.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BALDWIN PIANO & ORGAN COMPANY



DATE:      May 13, 1998                     BY:   /S/ KAREN L. HENDRICKS
      ----------------------                    ------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President




DATE:      May 13, 1998                     BY:   /S/ PERRY H. SCHWARTZ
      ----------------------                    -----------------------
                                                Perry H. Schwartz, Executive
                                                Vice President and Chief
                                                Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                                        Exhibit
------                                        -------

10.1              Second Amendment to Credit Agreement, between Baldwin Piano &
                  Organ Company and The Fifth Third Bank and NBD Bank, N.A.,
                  dated April 27, 1998.
10.2              Termination Agreement, between Keyboard Acceptance
                  Corporation, Retailer Funding Corporation, General Electric
                  Capital Corporation, Bankers Trust Company, PaineWebber
                  Incorporated - as successor to Kidder, Peabody & Co.
                  Incorporated, Lehman Commercial Paper, Inc. and Conn Credit
                  Corporation, dated March 20, 1998.
10.3              Third Amendment to Guaranty Agreement, between Baldwin Piano &
                  Organ Company, Keyboard Acceptance Corporation, Retailer
                  Funding Corporation, General Electric Capital Corporation,
                  dated March 20, 1998.
10.4              Second Amended and Restated Purchase and Administration
                  Agreement, between Baldwin Piano & Organ Company, Keyboard
                  Acceptance Corporation and Retailer Funding Corporation, dated
                  March 20, 1998.
19                1997 First Quarter Report to Shareholders of the Company.
99.1              Press Release, dated February 23, 1998 announcing results for the fourth quarter and year ended December 31, 1997,
                  incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1997.
99.2              Press Release, dated March 10, 1998 announcing the appointment of John H. Gutfreund to the Company's board of directors.
99.3              Press Release, dated April 21, 1998 announcing the Company's financial results for the first quarter of 1998.
27                Financial Data Schedule.

BALDWIN
FIRST QUARTER
STATEMENT 1998

BUSINESSES

MUSIC PRODUCTS DIVISION

Grand pianos, vertical pianos, computerized auto-player piano systems and digital pianos.

Company owned retail outlets in Altanta, Georgia; Cincinnati, Ohio; Indianapolis and Fort Wayne, Indiana; Lexington and
Louisville, Kentucky.

Independent keyboard dealers (400).

RETAIL FINANCING DIVISION

Point-of-sale consumer financing for new and used pianos, and special promotion programs.

Piano leasing programs.

CONTRACT ELECTRONICS DIVISION

Printed circuit board assemblies, design, engineering, testing, electro-mechanical and mechanical assemblies, post-production repair and order fulfillment.

HOME OFFICE

422 Wards Corner Road, Loveland, OH 45140-8390,
(513)576-4500 e-mail:baldwin@bpao.com
web sites: www.baldwinpiano.com or www.pianovelle.com

MANUFACTURING LOCATIONS

Conway, Fayetteville and Trumann, Arkansas; Greenwood,
Mississippi; Juarez, Mexico

REGISTRAR AND TRANSFER AGENT

The Provident Bank, One East Fourth Street,
Cincinnati, OH 45202

Balwin Piano & Organ Company common stock is traded on The Nasdaq National Market; Symbol: BPAO

[PICTURE]


[BALDWIN LOGO]
422 Wards Corner Road, Loveland, OH 45140-8390

   MUSIC          RETAIL         CONTRACT

[PICTURE]       [PICTURE]       [PICTURE]

 PRODUCTS       FINANCING       ELECTRONICS

TO OUR SHAREHOLDERS

May 4, 1998

    First quarter sales grew 16 percent to $31.7 million, up from $27.3 million a year ago. First quarter net earnings rose to $370,000, or 11 cents per share, versus last year's $246,000, or 7 cents per share. However, in the first quarter of 1997, earnings from ongoing operations were $358,000, or 10 cents per share.

    Due to the phase out of consignment in the second half of 1997, gross profit in first quarter 1998 was $320,000 less than it would have been with consignment. In addition, first quarter operating performance was also negatively impacted by FAS-125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS-125 increased current net earnings 4 cents per share, compared with an increase of 6 cents per share a year ago.

    Phasing out consignment sales reduced interest expense and made our sales force more productive, reflected in part, in the first quarter's sales increase. The phase-out program is almost cost neutral but, has important longer term benefits to the business.

    Over the past 18 months, we put a strategic plan in place to turn the Company around and generate profitable growth. This plan is working and all three of our businesses are progressing on schedule. Continued strong demand for pianos drove sales up 8 percent, with acoustic sales up and digital music sales down slightly. Our line of grand pianos showed the greatest sales increase. In addition, more than 10 percent of all grand pianos sold in the first quarter included our ConcertMaster computerized player system.

    Contract Electronics sales also continued the strong pace set in the fourth quarter with first quarter sales up 32 percent to $10.7 million from $8.1 million during the same period last year. New business represented 70 percent of the increase. The success of Contract Electronics' strategy is based on the division's ability to develop a powerful base of core customers, generate new business in select niches, and leverage the Baldwin name and reputation for high quality and excellent customer service.

    Our retail financing business also experienced gains in the first quarter. Reported first quarter revenue was $2.2 million, a 5 percent gain, up from $2.1 million in the first quarter of 1997. However, without the impact of FAS-125, revenue growth was 11 percent.

    We are optimistic that our three businesses will show greater gains in profitability during the balance of 1998. Continued implementation of our strategic plan will require a further increase in capital expenditures. For a 12 to 18 month period, we have a major opportunity to fund several important projects that will produce superior returns and significantly enhance our future competitiveness and profitability. While we expect capital expenditures of between $7 to $10 million over the next year or so, this should not be viewed as a trend but as a one-time investment in our future.

/s/ Karen L. Hendricks
----------------------
Karen L. Hendricks
Chairman, Chief Executive Officer and President


CONSOLIDATED SUMMARY OF EARNINGS (UNAUDITED)

                                                                     Three Months Ended
(in thousands, except earnings per share)                                  March 31,
                                                                   -----------------------
                                                                       1998         1997
--------------------------------------------------------------------------------------------
Net sales                                                          $   31,687   $   27,309
Cost of goods sold                                                     26,373       22,533
--------------------------------------------------------------------------------------------
     Gross profit                                                       5,314        4,776
Income on the sale of installment receivables                           1,804        1,873
Interest income on installment receivables                                430          253
Other operating income                                                    417          734
Selling, general and administrative expenses                           (6,782)      (6,456)
Interest expense                                                         (585)        (796)
--------------------------------------------------------------------------------------------
     Earnings before income taxes                                         598          384
Income taxes                                                             (228)        (138)
--------------------------------------------------------------------------------------------
     Net earnings                                                  $      370   $      246
============================================================================================
Basic earnings per share                                           $     0.11   $     0.07
--------------------------------------------------------------------------------------------
Diluted earnings per share                                         $     0.11   $     0.07
--------------------------------------------------------------------------------------------
Basic number of shares outstanding (000)                                3,445        3,425
--------------------------------------------------------------------------------------------
Diluted number of shares outstanding (000)                              3,520        3,472
============================================================================================


CONSOLIDATED SUMMARY BALANCE SHEETS (UNAUDITED)
                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                      1998         1997
--------------------------------------------------------------------------------------------
Assets
     Receivables, net                                              $   23,970   $   15,590
     Inventories                                                       42,252       53,740
     Other current assets                                               6,458        8,423
--------------------------------------------------------------------------------------------
          Total current assets                                         72,680       77,753
     Installment receivables, less current portion                     15,505       12,071
     Property, plant and equipment, net                                21,391       16,478
     Other assets                                                      12,214        7,866
--------------------------------------------------------------------------------------------
          Total assets                                             $  121,790   $  114,168
============================================================================================
Liabilities and Shareholders' Equity
     Current portion of long-term debt                             $    3,125   $   35,588
     Other current liabilities                                         15,954       12,508
--------------------------------------------------------------------------------------------
          Total current liabilities                                    19,079       48,096
     Long-term debt, less current portion                              35,027        3,125
     Other liabilities                                                  6,475        6,426
     Shareholders' equity                                              61,209       56,521
--------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity               $  121,790   $ 114,168
============================================================================================