Form 10-Q
period 1998-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1998-08-14
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------


                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              --------------------


For the Quarter ended                              Commission File Number
   June 30, 1998                                          0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


          Delaware                                             31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


422 Wards Corner Road
Loveland, Ohio                                                45140-8390
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code (513) 576-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of August 1, 1998 is 3,452,710

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX
                                                                           Page
Number

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                June 30, 1998 and December 31, 1997 ..................      3
           Unaudited Condensed Consolidated Statements of Earnings
                for the three months and six months ended
                      June 30, 1998 and 1997 .........................      4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the six months ended
                      June 30, 1998 and 1997 .........................      5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, June 30, 1998 ............................      6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .........      7

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk .................................     12

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings ....................................     13

      Item 2.   Changes in Securities and Use of Proceeds ............     13

      Item 3.   Defaults upon Senior Securities ......................     13

      Item 4.   Submission of Matters to a Vote
                           of Security Holders .......................     14

      Item 5.   Other Information ....................................     14

      Item 6.   Exhibits and Reports on Form 8-K .....................     15

      Signatures .....................................................     16

      Exhibit Index ..................................................     17

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)




                                                June 30,     December 31,
ASSETS                                            1998           1997
                                               ---------      ---------
Current assets:
      Cash .................................   $     420      $     680
      Receivables, net .....................      24,257         23,201
      Inventories ..........................      47,014         36,649
      Deferred income taxes ................       2,461          2,460
      Other current assets .................       3,274          4,423
                                               ---------      ---------
                Total current assets .......      77,426         67,413
                                               ---------      ---------
Installment receivables,
      less current portion .................      15,124         16,502
Property, plant and equipment, net .........      23,326         18,262
Other assets ...............................      12,761         12,183
                                               ---------      ---------
                Total assets ...............   $ 128,637      $ 114,360
                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ....   $   1,000      $     900
      Accounts payable .....................       6,863         10,812
      Income taxes payable .................         (57)           575
      Accrued liabilities ..................       7,195          7,221
                                               ---------      ---------
                Total current liabilities...      15,001         19,508
                                               ---------      ---------
Long-term debt, less current portion .......      46,330         27,650
Deferred income taxes ......................         237            237
Other liabilities ..........................       5,910          6,142
                                               ---------      ---------
                Total liabilities ..........      67,478         53,537
                                               ---------      ---------

Shareholders' equity:
      Common stock .........................          42             42
      Additional paid-in capital ...........      12,541         12,381
      Retained earnings ....................      55,043         54,783
                                               ---------      ---------
                                                  67,626         67,206
      Less cost of treasury shares .........      (6,467)        (6,383)
                                               ---------      ---------
                Total shareholders' equity ..     61,159         60,823
                                               ---------      ---------
                Total liabilities and
                   shareholders' equity ....   $ 128,637      $ 114,360
                                               =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except net earnings per share)

                                   Three Months Ended           Six Months Ended
                                        June 30                     June 30
                                  ------------------            ----------------
                                     1998         1997         1998        1997
                                     ----         ----         ----        ----

Net sales .....................    $32,108      $42,404      $63,795      $69,714
Cost of goods sold ............     26,695       34,251       53,069       56,785
                                   -------      -------      -------      -------
      Gross profit ............      5,413        8,153       10,726       12,929

Income on the sale of
      installment receivables        1,699        1,798        3,500        3,671
Interest income on
   installment receivables ....        378          300          808          554
Other operating income, net ...        321          687          742        1,421
                                   -------      -------      -------      -------
                                     7,811       10,938       15,776       18,575
Operating expenses:
      Selling, general and
         administrative .......      6,501        7,069       12,954       13,272
      Provision for doubtful
           accounts ...........        328          371          658          625
                                   -------      -------      -------      -------
           Operating profit ...        982        3,498        2,164        4,678

Interest expense ..............        700          860        1,285        1,656
                                   -------      -------      -------      -------
           Earnings before
                income taxes           282        2,638          879        3,022

Income taxes ..................        110          996          338        1,134
                                   -------      -------      -------      -------
           Net earnings .......    $   172      $ 1,642      $   541      $ 1,888
                                   =======      =======      =======      =======



Basic earnings per share ......    $  0.05      $  0.48      $  0.16      $  0.55
                                   =======      =======      =======      =======

Diluted earnings per share ....    $  0.05      $  0.47      $  0.15      $  0.54
                                   =======      =======      =======      =======

Weighted average number
      of common shares ........      3,450        3,428        3,448        3,427
                                   =======      =======      =======      =======

Weighted average number of
      common and common
           equivalent shares...      3,521        3,475        3,520        3,474
                                   =======      =======      =======      =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)



                                                        Six months ended June 30
                                                        ------------------------
INCREASE (DECREASE) IN CASH                              1998            1997
                                                         ----            ----
Cash flows from operating activities
      Net earnings ...............................      $    541       $  1,888
      Reconciliations of net earnings
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ....         1,398          1,968
                Provision for doubtful accounts ..           658            625
                Changes in working capital .......       (15,921)        (2,040)
                                                        --------       --------
Net cash used in operating activities ............       (13,324)         2,441
                                                        --------       --------

Cash flows from investing activities
      Additions to property, plant and
           equipment .............................        (6,314)          (946)
                                                        --------       --------
      Net cash used in investing activities ......        (6,314)          (946)
                                                        --------       --------

Cash flows from financing activities:
      Installment receivables written ............       (45,714)       (39,528)
      Installment receivables liquidated .........         6,734          3,311
      Proceeds from sale of installment
           receivables ...........................        39,530         33,999
      Borrowing on long-term debt ................        18,780            669
      Proceeds from exercise of stock options ....            48             35
                                                        --------       --------
           Net cash provided by financing
           activities ............................        19,378         (1,514)
                                                        --------       --------

Net (decrease) increase in cash ..................          (260)           (19)
Cash at beginning of period ......................           680            774
                                                        --------       --------
Cash at end of period ............................      $    420       $    755
                                                        ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the quarter for:
      Interest ...................................      $  1,359       $  1,630
                                                        ========       ========
      Income taxes ...............................      $    199       $    225
                                                        ========       ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                            (in thousands of dollars)

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

      The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the six month periods ended June 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  INVENTORIES
     Inventories consist of the following (in thousands of dollars):



                                                  June 30,      December 31,
                                                   1998             1997
                                                 --------         --------
FIFO cost:
      Raw material .........................     $ 20,911         $ 18,406
      Work-in-process ......................       10,325            8,865
      Finished goods .......................       26,135           19,306
                                                 --------         --------
                                                   57,371           46,577
Less revaluation to LIFO ...................      (10,357)          (9,928)
                                                 --------         --------

                Net inventories ............     $ 47,014         $ 36,649
                                                 ========         ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS OF 1998 COMPARED
  TO THE SECOND QUARTER AND SIX MONTHS OF 1997

         The Company's net sales for the second quarter rose 8 percent to $32.1 million. A year ago, the Company reported second quarter net sales of $29.7 million excluding non-recurring sales of $12.7 million related to the phase-out of dealer consignment sales. The increase in second quarter net sales was significantly affected by continued gains in Contract Electronics.

         The Company's net earnings for the second quarter were $172,000, or 5 cents per diluted share, compared with $1.6 million, or 47 cents per diluted share, in 1997. Setting aside the net impact of last year's non-recurring items, including the phase-out of dealer consignment sales and the sale of the Company's Church Organ business, second quarter net earnings per diluted share would have been 5 cents for 1998, versus 16 cents in 1997.

         Net sales for the first half of 1998 grew 12 percent to $63.8 million, versus comparable sales of $57.0 million for the first six months of 1997 which exclude $12.7 million of non-recurring sales. Net earnings for the first half of 1998 were $541,000, or 15 cents per diluted share, compared with net earnings, excluding non-recurring items, of $906,000, or 26 cents per diluted share, for the first half of 1997.

         Second quarter 1998 sales for the Company's music business were comparable to second quarter 1997 sales excluding non-recurring sales. While sales of the Company's grand pianos remained strong, pricing pressures narrowed the Company's margins on low-end vertical pianos, due to pressure from Asian piano imports. This resulted in lower second quarter earnings compared with 1997.

         Contract Electronics second quarter sales rose 24 percent to $11.0 million, up from $8.9 million a year ago. New contracts represented 13 percent of this growth. Through the first half of 1998, Contract Electronics sales have grown 28 percent compared with the first six months of 1997.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

         Retail Financing's second quarter revenues were $2.1 million, the same as in 1997. The effect of Statement of Financial Accounting Standards No. 125
(SFAS), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" was a smaller factor in the first half of 1998. Without the impact of SFAS 125, second quarter 1998 revenues would have been 9 percent higher than the 1997 period.

         Other net operating income in the second quarter of 1998 was $321,000, a decrease of $366,000 compared with $687,000 in the second quarter of 1997. Other net operating income for the first half of 1998 was $742,000, a decrease of $679,000 compared with $1,421,000 for the first half of 1997. This decrease was primarily due to lower display income from the Music Division's dealers resulting from the phase-out of the consignment inventory program. All of the cash flow from this phase-out was applied to then-existing debt, and therefore resulted in reduced interest expense.

         Selling, general and administrative expenses in the second quarter of 1998 were $6.8 million; a decrease of $600,000 from $7.4 million in the second quarter of 1997. Selling, general and administrative expenses for the first half of 1998 was $13.6 million, a decrease of $300,000 compared with $13.9 million for the first half of 1997. The decrease of $300,000 is principally due to the cost of the proxy contest in the first half of 1997.

         Interest expense decreased by $160,000; from $860,000 in the second quarter of 1997 to $700,000 in the second quarter of 1998. The decrease in interest expense is due to the debt-reducing effect from the phase-out of the inventory consignment program. This decrease is partially offset by the financing cost of increases in Company-owned installment receivables since the end of the second quarter 1997, generated by higher-than-historical activity in Retail Financing. Also, during the first half of 1998, the Company increased investments in machinery and equipment and in inventories for new products and in preparation for seasonally high fourth quarter piano sales.


INFLATION, OPERATIONS AND INTEREST RATES

     Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

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

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

out its consignment inventory program. This phase-out accounted for a large portion of the decrease in inventory and the increase in receivables that occurred in 1997. Also during 1997 and 1998, installment receivables increased as a result of a larger portfolio of installment contracts.

         On October 17, 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time with sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the Company's inventories and accounts receivable. At June 30, 1998, the rate under the Credit Facility was 7.2% and the Company has approximately $4.0 million of additional borrowing available under this Credit Facility.

         On May 15, 1998 the Company amended its existing term loan from $5 million to $10 million. The term loan is payable in quarterly principal installments of $250,000 beginning July 1, 1998 with a final payment of $5 million on May 1, 2003. The quarterly rate of interest on the amended term loan is LIBOR plus 175 basis points. There was no change in interest rates. Concurrent with the amending of the term loan, the Credit Facility borrowing capacity was increased from $43.8 to $44.0 million.

         The additional term loan funds were all applied to the Company's working capital revolving loan which was used as a funding source for the Company's first half 1998 fixed capital investments. Future investments will be funded through operating cash flows and a mix of leases and borrowings. The Company anticipates that its capital investments will enhance its future competitiveness and profitability. Capital expenditures amounted to $6.3 million in the first half of 1998 and $946,000 in the comparable period of 1997. At June 30, 1998, the Company has outstanding capital commitments of $488,000.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts. As of June 30, 1998, the Company was in compliance with such terms.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

         In October, 1997, the Company's finance subsidiary (Finance) amended its agreements with an independent entity to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million. As before, certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold. At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a purchase discount applied to the principal balance of the contacts sold. The purchase discount is adjusted at each receivable sale using the loss experience and effective yield of the portfolio.

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

         Proceeds from the sale of installment receivables amounted to $39.5 million for the six months ended June 30, 1998 and $34.0 million for the comparable period in 1997. This increase in 1998 compared to 1997 is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company-sponsored "event sales".

         Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. Finance is responsible for all credit losses associated with the sold receivables, and is contingently liable for approximately $92.9 million of installment receivables sold. The Company believes an adequate allowance has been provided for all uncollectible receivables.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
           Financial Condition and Results of Operations - (Continued)

         On June 30, 1998 the Company's retail leasing subsidiary sold $890,000 of leasing receivables to a third party. The amount will be paid through 84 successive monthly installments at an interest rate of 8.5% per annum.


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

         The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which would result in miscalculations or system failures.

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


                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK
     Not applicable

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

         In May 1998, the Company issued 7,000 shares of the Company's common stock in connection with exercises of stock options by five officers of the Company. The stock options were granted pursuant to the Company's 1986 Incentive Stock Option Plan. The aggregate price paid by the exercising option grantees was $78,750. The issuance of shares of the Company's common stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the shares were issued in a private placement transaction with officers of the Company.


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

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 1998 Annual Meeting of Shareholders held on May 18, 1998, the following actions were taken:

The following Directors were elected for terms of office expiring at the Annual Meeting of Shareholders in 1999:
                                                                       Authority
                                            Votes For                   Withheld
                                            ---------                   --------
George E. Castrucci                         3,219,499                     13,136
William B. Connell                          3,219,799                     12,836
John H. Gutfreund                           3,219,499                     13,136
Joseph H. Head, Jr.                         3,219,599                     13,036
Karen L. Hendricks                          3,219,199                     13,436
Roger L. Howe                               3,219,799                     12,836

Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies were voted, unless authority was withheld, in favor of the election of the six nominees named.

A proposal for approval of the Company's 1998 Omnibus Stock Plan:

                                                             Common Stock
                                                             ------------
Votes for ratification                                         2,274,538
Votes against ratification                                       358,350
Votes abstained                                                   43,600
Votes not cast on this proposal                                  556,147

The proposal received more than the required votes necessary for approval and was thereby adopted.


ITEM 5.  OTHER INFORMATION
         The next regularly scheduled Annual Meeting for the Company will be May 4, 1999.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)    Exhibits

     10.1 Third Amendment to Credit Agreement, between Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated June 19, 1998.

     10.2 Amended and Restated Term Loan Agreement, between Baldwin Piano & Organ Company, Baldwin Piano Company (Canada) Limited, The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company, The Fifth Third Company and NBD Bank, N.A., dated May 15, 1998.

     19     1998 Second Quarter Report to Shareholders of the Company.

     99.1 Press Release, dated May 18, 1998, announcing re-election of Directors and approval of the 1998 Omnibus Stock Plan.

     99.2 Press Release, dated May 18, 1998, announcing Thomas Brewer, Vice President MIS and Manufacturing Planning, as the second recipient of the "D.H. Baldwin Award".

     99.3 Press Release, dated May 26, 1998, announcing Baldwin Grand Piano received in White House living quarters by Hillary Rodham Clinton.

     99.4 Press Release, dated July 22, 1998 announcing the Company's financial results for the second quarter of 1998.

     27     Financial Data Schedule.

                         ------------------------------

Index to Exhibits appears on sequentially numbered page 16.

     (b)    Reports on Form 8-K
            The Company filed no reports on Form 8-K during the second quarter of 1998.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BALDWIN PIANO & ORGAN COMPANY



DATE:      August 14, 1998             BY:   /S/ KAREN L. HENDRICKS
      ------------------------               -----------------------------
                                             Karen L. Hendricks, Chairman,
                                             Chief Executive Officer and
                                             President




DATE:      August 14, 1998             BY:   /S/ PERRY H. SCHWARTZ
      -------------------------              -----------------------------
                                             Perry H. Schwartz, Executive
                                             Vice President and Chief
                                             Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                               Exhibit
------                               -------

10.1 Third Amendment to Credit Agreement, between Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated June 19, 1998.
10.2 Amended and Restated Term Loan Agreement, between Baldwin Piano & Organ Company, Baldwin Piano Company (Canada) Limited, The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company, The Fifth Third Company and NBD Bank, N.A., dated May 15, 1998.
19      1998 Second Quarter Report to Shareholders of the Company.
99.1 Press Release, dated May 18, 1998, announcing re-election of Directors and approval of the 1998 Omnibus Stock Plan.
99.2 Press Release, dated May 18, 1998, announcing Thomas Brewer, Vice President MIS and Manufacturing Planning, as the second recipient of the "D.H. Baldwin Award".
99.3 Press Release, dated May 26, 1998, announcing Baldwin Grand Piano received in White House living quarters by Hillary Rodham Clinton.
99.4 Press Release, dated July 22, 1998 announcing the Company's financial results for the second quarter of 1998.
27      Financial Data Schedule.