Form 10-Q
period 1998-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1998-11-17
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                                   Commission File Number
   September 30, 1998                                          0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                 31-1091812
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio                                 45040-5301
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code (513) 754-4500



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


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of November 1, 1998 is 3,455,110

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1997 .................. 3
           Unaudited Condensed Consolidated Statements of Earnings
                for the three months and nine months ended
                      September 30, 1998 and 1997 ......................... 4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                      September 30, 1998 and 1997 ......................... 5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, September 30, 1998 ............................ 6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations .............. 8

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ......................................13

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .........................................14

      Item 2.   Changes in Securities and Use of Proceeds .................14

      Item 3.   Defaults upon Senior Securities ...........................14

      Item 4.   Submission of Matters to a Vote
                           of Security Holders ............................14

      Item 5.   Other Information .........................................14

      Item 6.   Exhibits and Reports on Form 8-K ..........................15

      Signatures ..........................................................16

      Exhibit Index .......................................................17

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                    Sept. 30,       December 31,
ASSETS                                                1998              1997
                                                    ---------         ---------
Current assets:
      Cash .................................        $     380         $     680
      Receivables, net .....................           24,649            23,201
      Inventories ..........................           51,925            36,649
      Deferred income taxes ................            2,460             2,460
      Other current assets .................            4,541             4,423
                                                    ---------         ---------
                Total current assets .......           83,955            67,413
                                                    ---------         ---------
Installment receivables,
      less current portion .................           13,329            16,502
Property, plant and equipment, net .........           24,754            18,262
Other assets ...............................           14,235            12,183
                                                    ---------         ---------
                Total assets ...............        $ 136,273         $ 114,360
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ....        $   1,000         $     900
      Accounts payable .....................           12,687            10,812
      Income taxes payable .................              122               575
      Accrued liabilities ..................            6,139             7,221
                                                    ---------         ---------
                Total current liabilities ..           19,948            19,508
                                                    ---------         ---------
Long-term debt, less current portion .......           49,199            27,650
Deferred income taxes ......................              237               237
Other liabilities ..........................            6,038             6,142
                                                    ---------         ---------
                Total liabilities ..........           75,422            53,537
                                                    ---------         ---------

Shareholders' equity:
      Common stock .........................               42                42
      Additional paid-in capital ...........           12,581            12,381
      Retained earnings ....................           54,723            54,783
                                                    ---------         ---------
                                                       67,346            67,206
      Less cost of treasury shares .........           (6,495)           (6,383)
                                                    ---------         ---------
                Total shareholders' equity .           60,851            60,823
                                                    ---------         ---------
                Total liabilities and
                   shareholders' equity ....        $ 136,273         $ 114,360
                                                    =========         =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except net earnings per share)


                                                       Three Months Ended                  Nine Months Ended
                                                           Sept. 30                             Sept. 30
                                                   ------------------------             -----------------------
                                                     1998            1997                 1998           1997
                                                   --------        --------             --------       --------

Net sales ......................................   $ 34,277        $ 33,915             $ 98,072       $103,629
Cost of goods sold .............................     28,884          26,539               81,953         83,324
                                                   --------        --------             --------       --------
      Gross profit .............................      5,393           7,376               16,119         20,305

Income on the sale of
      installment receivables ..................      1,983           1,790                5,483          5,461
Interest income on
   installment receivables .....................        388             300                1,196            854
Other operating income, net ....................        223             386                  966          1,807
                                                   --------        --------             --------       --------
                                                      7,987           9,852               23,764         28,427
Operating expenses:
      Selling, general and
         administrative ........................      6,608           7,179               19,563         20,451
      Provision for doubtful
           accounts ............................        343             377                1,001          1,002
                                                   --------        --------             --------       --------
           Operating profit ....................      1,036           2,296                3,200          6,974

Interest expense ...............................        885             592                2,170          2,248
                                                   --------        --------             --------       --------
           Earnings before
                income taxes ...................        151           1,704                1,030          4,726

Income taxes ...................................         58             645                  396          1,779
                                                   --------        --------             --------       --------
           Net earnings ........................   $     93        $  1,059             $    634       $  2,947
                                                   ========        ========             ========       ========



Basic earnings per share .......................   $   0.03        $   0.31             $   0.18       $   0.86
                                                   ========        ========             ========       ========

Diluted earnings per share .....................   $   0.03        $   0.30             $   0.18       $   0.85
                                                   ========        ========             ========       ========

Weighted average number
      of common shares .........................      3,453           3,442                3,450          3,432
                                                   ========        ========             ========       ========

Weighted average number of
      common and common
           equivalent shares ...................      3,465           3,489                3,502          3,479
                                                   ========        ========             ========       ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                        Nine months ended Sept. 30
                                                        --------------------------
INCREASE (DECREASE) IN CASH                                  1998          1997
----------------------------------------------------     --------      --------
Cash flows from operating activities
      Net earnings .................................     $    634      $  2,947
      Reconciliations of net earnings
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ......        2,303         2,733
                Provision for doubtful accounts ....        1,002         1,002
                Changes in working capital .........      (20,423)        1,986
                                                         --------      --------
Net cash (used in) provided by
           operating activities ....................      (16,484)        8,668
                                                         --------      --------

Cash flows from investing activities
      Additions to property, plant and
           equipment ...............................       (8,573)       (1,743)
                                                         --------      --------
      Net cash used in investing activities ........       (8,573)       (1,743)
                                                         --------      --------

Cash flows from financing activities:
      Installment receivables written ..............      (70,655)      (59,367)
      Installment receivables liquidated ...........        8,067         6,441
      Proceeds from sale of installment
           receivables .............................       65,796        49,583
      Borrowing(repayment)on long-term debt ........       21,505        (3,768)
      Proceeds from exercise of stock options ......           44            35
                                                         --------      --------
           Net cash provided by (used in)
           financing activities ....................       24,757        (7,076)
                                                         --------      --------

Net decrease in cash ...............................         (300)         (151)
Cash at beginning of period ........................          680           774
                                                         --------      --------
Cash at end of period ..............................     $    380      $    623
                                                         ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

Cash paid during the period for:
      Interest .....................................     $  1,975      $  2,295
                                                         ========      ========
      Income taxes .................................     $    311      $    286
                                                         ========      ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Sept. 30, 1998
                            (in thousands of dollars)

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

      The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the nine month periods ended September 30, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 was adopted during the first quarter of 1998, however, management believes that the disclosure provisions of SFAS No. 130 are not material to its interim consolidated financial statements. Baldwin will apply SFAS No. 131 to its 1998 annual financial statements. Adoption of SFAS No. 131 will not impact the reported results of operations or financial position of Baldwin. However, the adoption may require additional disclosure of information related to certain segments of Baldwin's operations when SFAS No. 131 is implemented. During 1998 two additional standards have been issued, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Baldwin will be required to adopt SFAS No. 132 during 1998. Adoption of this Standard will not impact the reported results of operations or financial position, but additional disclosures may be required. Baldwin will be required to adopt SFAS No. 133 no later than January 1, 2000. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

(2)  INVENTORIES
        Inventories consist of the following (in thousands of dollars):


                                                     Sept. 30,      December 31,
                                                       1998              1997
                                                     --------          --------
FIFO cost:
      Raw material .........................         $ 22,503          $ 18,406
      Work-in-process ......................           12,021             8,865
      Finished goods .......................           27,985            19,306
                                                     --------          --------
                                                       62,509            46,577
Less revaluation to LIFO ...................          (10,584)           (9,928)
                                                     --------          --------

                Net inventories ............         $ 51,925          $ 36,649
                                                     ========          ========

(3)      EARNINGS PER SHARE
         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):


                                           Three Months Ended September 30:
                                            1998                       1997
                                ---------------------------   ----------------------
                                                      Per                      Per
                                Income      Shares    Share   Income   Shares  Share
                                ------      ------    -----   ------   ------  -----
          Earnings per share      $93       3,453     $.03    $1,059    3,442   $.31
          Dilutive effect of
            Options                            12                          47
                                 ----       -----     ----    ------    -----   ----

         Earnings per share-
             Assuming dilution    $93       3,465     $.03    $1,059    3,489   $.30



                                           Nine Months Ended September 30:
                                            1998                       1997
                                ---------------------------   ----------------------
                                                      Per              Per
                                Income      Shares    Share   Income   Shares  Share
                                ------      ------    -----   ------   ------  -----
         Earnings per share      $634       3,450     $.18    $2,947    3,432   $.86
         Dilutive effect of
           Options                             52                          47
                                 ----       -----     ----    ------    -----   ----

        Earnings per share-
            Assuming dilution    $634       3,502     $.18    $2,947    3,479   $.85
                                 ====       =====     ====    ======    =====   ====

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

RESULTS OF OPERATIONS
THIRD QUARTER AND NINE MONTHS OF 1998 COMPARED
  TO THE THIRD QUARTER AND NINE MONTHS OF 1997

         Net sales for the third quarter rose 1 percent to $34.3 million, compared with $33.9 million for the third quarter of 1997. A year ago, the Company reported third quarter non-recurring sales of $2.3 million related to the phase-out of its consignment sales program. Excluding the impact of last year's non-recurring sales, third quarter sales grew 8 percent over prior year. The increase in third quarter net sales was significantly driven by continued gains in Contract Electronics and strong unit gains in piano sales.

         Net earnings for the third quarter were $93,000 or 3 cents per diluted share, compared with $1.1 million, or 30 cents per diluted share, in 1997. Excluding the net impact of last year's non-recurring items from the phase-out of dealer consignment sales, third quarter net earnings per diluted share would have been 3 cents for 1998, versus 29 cents in 1997.

         Net sales for the first nine months declined 5 percent to $98.1 million, compared with $103.6 million for the first nine months of 1997. A year ago, the Company reported non-recurring sales of $15.0 million for the first nine months related to the phase-out of dealer consignment sales. Excluding the impact of last year's non-recurring sales, net sales for the first nine months of 1998 grew 11 percent over prior year.

         Net earnings for the first nine months were $634,000, or 18 cents per diluted share, compared with net earnings of $2.9 million, or 85 cents per diluted share in 1997. Excluding the impact of non-recurring items, last year's net earnings were $1.9 million, or 54 cents per diluted share, for the first nine months of 1997.

         Excluding the impact of last year's one-time sales, third quarter sales for the Company's Music business grew 8 percent to $23.8 million, versus comparable sales of $22.0 million for the third quarter a year ago. Excluding the impact of last year's one-time sales, Music sales for the first nine months of 1998 have grown 6 percent to $64.8 million. Third quarter unit increases across each of the segment's product lines were more than offset by pricing pressures as the Company aggressively defended its market share against Asian imports. This resulted in lower third quarter earnings compared with 1997.

         Third quarter sales for the Company's Contract Electronics business grew 10 percent to $10.0 million, versus sales of $9.0 million for the third quarter a year ago. Through the first nine months of 1998, Contract Electronics sales have grown 22 percent to $31.6 million, compared with $26 million for the first nine months of 1997. New contracts continue to account for much of this growth.

         Retail financing revenues for the third quarter rose 14 percent to $2.4 million versus $2.1 million a year ago. For the first nine months of 1998, financing revenues were $6.7 million compared to $6.3 million in

1997, a 6 percent increase. In 1997, the Company adopted the mandatory accounting treatment of Statement of Financial Accounting Standards No. 125
(SFAS), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Continued growth in the SFAS eligible portfolio and a change in recourse estimates allowed the third quarter impact to be neutral versus prior year. Without the impact of SFAS 125, revenues for the first nine months of 1998 would have been 12 percent higher than 1997.

         Other net operating income in the third quarter of 1998 was $223,000, a $163,000 decrease compared with $386,000 during the third quarter of 1997. Other net operating income for the first nine months of 1998 was $1.0 million versus $1.8 million in 1997. This decrease from prior year is primarily due to the loss of display income on consigned pianos resulting from the Company's decision to phase-out its consignment inventory program in 1997. The one-time cash infusion from this phase-out was applied to then-existing debt, resulting in reduced interest expense.

         Selling, general and administrative expenses in the third quarter of 1998 were $7.0 million, a $600,000 decrease compared with $7.6 million a year ago. Selling, general and administrative expenses for the first nine months of 1998 were $20.6 million, a $900,000 decrease compared with $21.5 million for the first nine months of 1997. Excluding the cost of one-time events, selling, general and administrative expense for the first nine months of 1998 is equal to a year ago. As a percent of sales, selling, general and administrative expense has declined from 23.3 percent in 1997 to 21.0 percent in 1998.

         Interest expense in the third quarter rose $293,000 to $885,000 compared with $592,000 in 1997. Interest expense for the first nine months of 1998 was $2.2 million, a $78,000 decrease versus 1997. The interest expense reducing impact of the Company's phase-out of its consignment inventory program has been offset by other investments: the financing costs on increases in Company-owned installment receivables as a result of strong Retail Financing activity, significant investments in machinery and equipment, and inventories of new products to support seasonally high fourth quarter piano sales.

INFLATION, OPERATIONS AND INTEREST RATES

         Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and higher sales prices.

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

         The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In November 1997 and December 1996, the Company entered into two-year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20 million and $44 million, respectively of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12 percent. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

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

         On October 17, 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time with sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the company's inventories and accounts receivable. At September 30, 1998, the rate under the Credit Facility was 7.2% and the Company has approximately $3.0 million of additional borrowing available under this Credit Facility.

         On July 29, 1998 the Company opened a $6.0 million open ended lease facility for the acquisition of future capital assets. As of September 30, 1998, the Company had $0.5 million funded against this credit facility.

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

         The additional term loan funds were all applied to the Company's working capital revolving loan which was used as a funding source for the Company's 1998 capital investments. Future investments will be funded through operating cash flows and a mix of leases and borrowings. The Company anticipates that its capital investments will enhance future competitiveness and profitability. Capital expenditures amounted to $8.6 million in the first nine months of 1998 and $1.7 million in the comparable period of 1997. At September 30, 1998, the Company has outstanding capital commitments of $432,000.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts. As of September 30, 1998, the Company was in compliance with such terms.

         In July, 1998, the Company entered into an inventory purchase and consignment agreement with a financial institution to finance the sale of pianos to the Company's institutional customers such as colleges and universities at an interest rate of 9.0%. This new financing arrangement allows the Company to increase the amount of funding available in relation to its inventories and to reduce borrowings under its revolving line of credit. As of September 30, 1998, the Company had borrowed approximately $3.3 million pursuant to this arrangement and had additional availability of approximately $1.7 million. This agreement was amended in October 1998 to permit similar financing of pianos with dealers for use by artists and for concert halls.

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

         Proceeds from the sale of installment receivables amounted to $65.8 million for the nine months ended September 30, 1998 and $49.6 million for the comparable period in 1997. This increase in 1998 compared to 1997 is largely the result of an increase in the volume of new installment contracts written at traditional keyboard dealers and at Company sponsored "event sales".

         Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible from the independent entity. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. Finance is responsible for all credit losses associated with the sold receivables. Finance remains contingently liable on approximately $99.3 million of installment receivables. The Company believes an adequate allowance has been provided for any uncollectible receivables.

         On June 30, 1998 the Company's retail leasing subsidiary sold $890,000 of leasing receivables to a third party. The amount will be paid through 84 successive monthly installments at an interest rate of 8.5% per annum. On August 6, 1998 the Company's retail leasing sold an additional $469,000 of leasing receivables to be paid in 84 successive monthly installments at an interest rate of 7.75% per annum.

YEAR 2000

IMPACT IF THE YEAR 2000 ISSUE

The year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware, in software programs, and in embedded technology such as micro-controllers. As a result, this hardware and software may not properly recognize a year that begins with "20" instead of the familiar "19". If uncorrected, such programs may be unable to interpret dates beyond the year 1999, which could cause computer system failure or other errors which disrupt operations.

Recognizing in 1994 the importance of the Year 2000 issue and other management information system needs, the Company replaced its then-existing computer software with new third-party (MRPII and Human Resources) software. Upon continued payment of a maintenance fee to the software vendor, the Company was entitled to subsequent upgrades and new releases, including the programs necessary to avoid potential Year 2000 issues. The latest versions are expected to avoid Year 2000 problems, and have been implemented in September 1998. The Company has also installed and implemented a new computer network system at its headquarters which will, among other things, avoid much of the embedded technology risk. On an allocation of resources basis, the implementation has cost approximately $350,000 through the third quarter. The Company estimates incurring an additional $80,000 to fully complete the upgrade implementation.


In addition, the Company is in the process of asking its vendors about their progress in identifying and addressing problems that their computer systems may encounter in correctly processing date information related to the Year 2000. The Company intends to continue its efforts to seek reassurance regarding the Year 2000 compliance of vendors. In the event any third parties cannot timely provide the Company with products or services that meet the Year 2000 requirements, the Company's ability to offer products and services and the ability to process sales could be materially affected.

The costs incurred by the Company for the nine months ended September 30, 1998, have been approximately $350,000. The Company estimates it will incur an additional $80,000 in costs during the remainder of 1998 to support its compliance initiatives. Although the Company expects its operating software to be Year 2000 compliant on or before December 31, 1998, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the progress of developing a contingency plan to address possible risks to its systems. It is the Company's intention to implement its contingency plan no later than July 1999.



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

         There were no matters submitted to security holders for vote during the quarter.

ITEM 5.  OTHER INFORMATION
         The next regularly scheduled Annual Meeting for the Company will be May 4, 1999.

     On October 12, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a shareholder dividend of one stock purchase right for each share of common stock owned on October 22, 1998, the record date for the dividend. The rights plan was adopted to protect shareholders against partial tender offers and other abusive takeover tactics that might be used to gain control of the Company without paying all shareholders a full and fair price. The Company's plan permits a qualified offer (as defined in the plan) to go forward without board approval. Additional details regarding the Rights are incorporated herein by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

     During November 1998, the Company relocated its principal executive offices to 4680 Parkway Drive, Suite 200, Mason, Ohio 45040-5301. Its new telephone number is (513)754-4500.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  --------

                  10.1     Fourth Amendment to Credit Agreement, between Baldwin
                           Piano & Organ Company and The Fifth Third Bank and
                           NBD Bank, N.A., dated September 21, 1998.
                  10.2     Office lease between Baldwin Piano & Organ Company
                           and Duke Realty Limited Partnership, dated July 2,
                           1998.
                  10.3     Amended and Restated Inventory Purchase and
                           Consignment Agreement, between Baldwin Piano & Organ
                           Company and Deutsche Financial Services Corporation,
                           dated October 28,1998.
                  19.      1998 Third Quarter Report to Shareholders of the
                           Company.
                  99.1     Press Release, dated August 14, 1998, announcing the
                           Company's headquarters re-location from Loveland to
                           near- by Deerfield Township, Ohio.
                  99.2     Press Release, dated September 17, 1998, announcing
                           the Company's ConcertMaster player piano system
                           earning top honors for technological excellence at
                           the Custom Electronic Design and Installation
                           Association's (CEDIA) EXPO '98.
                  99.3     Press Release, dated September 21, 1998, announcing
                           the Company's introduction of a new durable, super
                           high-gloss polyester finish. 99.4 Press Release,
                           dated October 22, 1998 announcing the Company's
                           financial results for the third quarter of 1998.
                  27       Financial Data Schedule.

                         ------------------------------

Index to Exhibits appears on sequentially numbered page 17.

         (b)      Reports on Form 8-K
                  -------------------

                  On September 17, 1998, the Company filed a report on Form 8-K announcing the dismissal of KPMG Peat Marwick as independent auditors and appointing Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1998.

                  The Company also filed a report on Form 8-K during the fourth quarter of 1998. The report on Form 8-K related to the Company's adoption of the shareholder rights plan described in Item 5 above.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BALDWIN PIANO & ORGAN COMPANY



DATE:      November 13, 1998        BY:   /S/ KAREN L. HENDRICKS
      --------------------------       ---------------------------------
                                          Karen L. Hendricks, Chairman,
                                          Chief Executive Officer and
                                          President




DATE:      November 13, 1998        BY:   /S/ PERRY H. SCHWARTZ
      --------------------------       ---------------------------------
                                          Perry H. Schwartz, Executive
                                          Vice President and Chief
                                          Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                               Exhibit
------                               -------

         10.1 Fourth Amendment to Credit Agreement, between Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated September 21, 1998.
         10.2 Office lease between Baldwin Piano & Organ Company and Duke Realty Limited Partnership, dated July 2, 1998.
         10.3 Amended and Restated Inventory Purchase and Consignment Agreement, between Baldwin Piano & Organ Company and Deutsche Financial Services Corporation, dated October 28, 1998.
         19                1998 Third Quarter Report to Shareholders of the
                           Company.
         99.1 Press Release, dated August 14, 1998, announcing the Company's headquarters re-location from Loveland to near-by Deerfield Township, Ohio.
         99.2 Press Release, dated September 17, 1998, announcing the Company's ConcertMaster player piano system earning top honors for technological excellence at the Custom Electronic Design and Installation Association's (CEDIA) EXPO '98.

         99.3 Press Release, dated September 21, 1998, announcing the Company's introduction of a new durable, super high-gloss polyester finish.

         99.4 Press Release, dated October 22, 1998 announcing the Company's financial results for the third quarter of 1998.

         27                Financial Data Schedule

                  -----------------------------------