Form 10-K
period 1998-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1999-03-31
CIK 797315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                             -----------------------

For the fiscal year ended                                 Commission File Number
    December 31, 1998                                            0-14903



                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


          Delaware                                              31-1091812
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


     4680 Parkway Drive
        Mason, Ohio                                              45040-5301
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $28,054,211 based upon the $8.125 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 22, 1999.

         The number of outstanding shares of Common Stock of Baldwin Piano & Organ Company ("Company"), as of March 22, 1999, is 3,452,826.

                       DOCUMENTS INCORPORATED BY REFERENCE

         All of the information required by Items 6-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 ("1998 Annual Report to Shareholders"). The 1998 Annual Report to Shareholders will be mailed to the Company's shareholders along with the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders. The Company currently anticipates that its 1999 Annual Meeting will be held in June 1999, although the exact date has not yet been established by the Company's Board of Directors.

                                TABLE OF CONTENTS


PART I.                                                                    Page
                                                                           ----

Item  1.            Business                                               1-13

Item  2.            Properties                                               13

Item  3.            Legal Proceedings                                        13

Item  4.            Submission of Matters to a Vote of
                    Security Holders                                         14

PART II.

Item  5.            Market for Registrant's Common Equity                 15-16
                    and Related Stockholder Matters

Item  6.            Selected Financial Data                                  16

Item  7.            Management's Discussion and Analysis of                  16
                    Financial Condition and Results of Operation

Item 7A.            Quantitative and Qualitative Disclosures                 16
                    about Market Risk

Item  8.            Financial Statements and Supplementary Data              16

Item  9.            Changes in and Disagreements with Accountants            17
                    on Accounting and Financial Disclosure


PART III.

Item 10.            Directors and Executive Officers of the               17-19
                    Registrant

Item 11.            Executive Compensation                                19-27

Item 12.            Security Ownership of Certain Beneficial              28-34
                    Owners and Management

Item 13.            Certain Relationships and Related                        35
                    Transaction


PART IV.

Item 14.            Exhibits, Financial Statement Schedules,              36-43
                    and Reports on Form 8-K


SIGNATURES                                                                   44

                                     PART I

                                ITEM 1. BUSINESS

         As used herein, the terms "Company" or "Baldwin" refer to Baldwin Piano & Organ Company and its subsidiaries and the Company's predecessors, unless the context otherwise indicates.

         As a leader in the U.S. keyboard market, the Company's core business, Baldwin manufactures and markets a full range of high quality keyboard instruments featuring the Baldwin(R), Wurlitzer(R), Chickering(TM), ConcertMaster(TM) And Pianovelle(TM) trademarks. From artist-accepted concert grand pianos to innovative digital keyboards, renowned Baldwin instruments are found in homes, academic institutions and concert halls across the nation.

         As one of its core businesses, Baldwin provides in-house consumer installment financing of musical products through its wholly-owned subsidiaries, Keyboard Acceptance Corporation and Signature Leasing Corporation (together referred to as "Retail Financing"). With an emphasis on superior service, revenues generated by Retail Financing continue to grow significantly, increasing by 18% in 1998. Baldwin is the only U.S. musical products manufacturer to offer direct consumer financing of its instruments, and offers both installment and leasing arrangements.

         Through its Contract Electronics Division, Baldwin offers printed circuit board assemblies, design, engineering, testing, assembly, post-production repair and order fulfillment services for original equipment manufacturers.

         Sales of the Company's products and other revenue are set forth by segment in the following table:

                                                   (dollars in millions)

                                                   Year Ended December 31,
                                                 --------------------------
                                                 1998       1997       1996
                                                 ----       ----       ----

     Music and Related....................      $ 91.6     $107.5     $ 84.2
     Electronic Contracting...............        42.7       35.6       30.9
     Retail Financing.....................        10.4        8.6        7.0
                                                 -----      -----       ----
                  Total...................      $144.7     $151.7     $122.1
                                                ======     ======     ======

         Beginning in 1997 and concluding in 1998, Baldwin phased out its historical consignment inventory program. Under its historical consignment inventory program, the consigned pianos in a dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. In 1997, as a result of Baldwin's development and implementation of a more attractive flooring plan, the dealers opted out of the existing consignment program and most of the Company inventory in each of these dealers' possession was immediately sold to the dealers. This created a non-recurring increase in Baldwin's 1997 sales and net earnings of $14.6 million and $0.9 million, respectively.

         Additional financial information regarding industry segments is shown in this Form 10-K in Note 15 to the Consolidated Financial Statements of the Company, attached hereto as Exhibit 13.1.


MUSICAL PRODUCTS

         Since 1862, Baldwin's keyboard products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin's keyboard products are consistent with the Company's fine heritage and represent a broad range of acoustic and electronic instruments aimed at a broad consumer base. Baldwin's musical products are sold through domestic wholesale dealers (82%), Company-owned retail stores (12%), and an international dealer network (6%).

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

                  Overall, the Company's product line offering covers all key price points, piano styles, finishes, and sizes -- ranging from 37-inch vertical pianos to 9-foot concert grand pianos.

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

                  Pianovelle(TM) products are manufactured to Baldwin's specifications in Italy by GeneralMusic, Europe's largest digital keyboard manufacturer. GeneralMusic provides Baldwin with an efficient source of cutting-edge technology to compete in this rapidly changing category without incurring any significant costs of its own. Baldwin enjoys exclusive North American rights to market these products and is working with GeneralMusic to design a new generation of products with superior tone and touch.

         PRODUCT DEVELOPMENT

                  The Company's research staff, in conjunction with outside consulting and design services, continually refines existing products and develops new products.

                  In Music, in the third quarter of 1998, Baldwin began dealer shipments of a new line of grand pianos featuring the Company's new super high-gloss polyester finishes. These new pianos have a mirror-like appearance with proven customer appeal. The finish is extremely hard and durable, is resistant to chemicals, scratches or abrasions, and is easily repaired should it be damaged. This achievement was the culmination of years of planning. It was a team effort including long-term employees and newly-hired experts, thorough training, and a multi-million-dollar capital investment for state-of-the-art polyester finishing equipment. The Company is expanding the rate of production to meet the increase in demand. The Company believes that polyester finish is a prerequisite for entering into Asian and European piano markets. The Company believes 70-80% of the grand pianos sold in the United States have a polyester finish.

                  Also in Music, in 1996, the Company completed development of a unique digital player system for acoustic pianos. This system, called Baldwin ConcertMaster(TM), was introduced in January 1997 and began shipping during the second quarter of 1997. It employs unique multi-media storage of music and recording capabilities. It is available for factory or field installation only on acoustic pianos with the Company's brand names.

                  In September, competing against a large field of technologically innovative consumer electronics products, ConcertMaster(TM) won top honors for technical excellence at the New

         Orleans EXPO '98 show of the Custom Electronic Design and Installation Association. Additional features, software and other capabilities are under development to further enhance the competitiveness of ConcertMaster(TM).

                  During 1998, the demand for Baldwin grand pianos continued to increase -- in no small part due to the consumer appeal of ConcertMaster(TM).

                  In early February 1999, Baldwin announced that it had signed an exclusive 10-year agreement to purchase piano plates from Southland Marketing - an Arkansas firm with approximately $50 million in annual sales, operating for 25 years as a primary designer and supplier of machined complex castings for a wide variety of manufacturing applications. In connection with that agreement, Baldwin made a capital investment to help finance the purchase of equipment needed to produce the piano plates, including computer-numerically-controlled five-axis drilling and machining equipment unique to the piano plates, and state-of-the-art powder finishing. Baldwin's investment includes equipment which can be relocated, but excludes the casting process itself, which is financed by Southland and its manufacturing affiliates.

                  Plates from the manufacturing facility will be made in accordance with stringent Baldwin performance requirements. Unlike traditional plates with very high scrap content, Baldwin's will be from a process that relies almost exclusively on virgin iron ore to produce plates of the very high chemical purity that the Company believes will set a standard for the piano industry.

                  The new arrangement and facilities will generate significant cost advantages, a major improvement in quality and long-term pricing stability for this costly key component.

         MARKETING AND DISTRIBUTION

                  The Company distributes its keyboard musical instruments in North America through approximately 400 independent dealers. The Company also operates 15 Company-owned stores in seven large metropolitan areas. The store in Memphis, Tennessee, opened in March 1999.

                  In 1998, no single dealer accounted for more than 9% of the Company's keyboard musical instrument sales. The top ten dealers in terms of net sales accounted for approximately 26% of the Company's keyboard musical instrument sales, excluding sales through Baldwin's retail stores.

                  The Company's domestic unit sales leadership is attributable, in part, to its excellent dealer network. The Company believes that it has been able to attract and maintain dealers by offering a superior product line and numerous programs and services designed to assist dealers and promote the Company's products, including:

                    o A Concert and Artist program in which over 375 well-known pianists, composers, conductors, vocalists and musical institutions endorse Baldwin grand pianos, providing dealers with extensive national and local product publicity and a method of product differentiation. This promotes wide use of Baldwin's pianos in broadcast media and provides for in-store merchandising materials which promote these endorsements.

                    o A dealer support program, providing training, promotional programs and assistance, and sales incentives.

                    o Institutional loan programs, which provide for short term piano loans to universities followed by selling events at the end of the loan term.

                    o Sponsorship of educational activities, including piano competitions.

                    o An installment finance program offering retail customers a source of credit and assurance of the Company's continued interest and commitment to product performance. This program was further enhanced by the opening in late 1997 of a Company-owned retail store in Atlanta for the resale of repossessed pianos. This store's purpose is to sell the small number of repossessed instruments and thereby allow the elimination of recourse to the dealers - improving dealer relations.

         CONSIGNMENT CONVERSION TO THIRD PARTY FINANCING

                  Under Baldwin's historical consignment inventory program, Baldwin placed Baldwin-owned inventory in dealers' retail showrooms, and charged the dealers interest for use of the inventory after 90 days. The consigned pianos in a dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. Baldwin was the sole piano manufacturer operating in the United States under a consignment program.

                  During 1997, in conjunction with Deutsche Financial Services, a premier financier of musical instrument inventory, Baldwin developed and implemented the Baldwin Inventory Finance Program. This was widely accepted as a more attractive floor plan for its dealers to finance the dealers' purchase of Baldwin pianos from the Company. The new Baldwin Inventory Finance Program provides better financial terms to dealers than the previous consignment program and is cost-neutral to the Company. Dealer reaction to this new program has been favorable, and most of the dealers accepted the Plan. Some chose, for various reasons, to arrange other third-party financing.

                  As a result of the consignment phase out in 1997, most of the Baldwin inventory in each of these dealers' possession was immediately sold to the dealers. These sales by the Company to the dealers created a non-recurring increase in Baldwin's 1997 sales of $14.6 million.

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

         RETAIL STORES

                  The 15 Company-owned retail outlets are located in Atlanta, Georgia; Cincinnati, Ohio; Indianapolis and Fort Wayne, Indiana; Louisville and Lexington, Kentucky and Memphis, Tennessee. These Company-owned retail outlets sell only Company piano lines and are generally situated in areas where they do not compete directly with the Company's independent dealers. The Company believes that the existence of Company-owned stores has not adversely affected the Company's good relationships with its independent dealers.

                  In addition to accounting for approximately 12% of the Company's total keyboard sales in 1998, Baldwin's retail stores provide the Company with the opportunity to test new retailing concepts and dealer promotional ideas. Baldwin's retail stores also provide a better understanding of dealer issues and provide a source of knowledgeable future management talent.

         FACTORY DIRECT SALES

                  Baldwin introduced the Factory Direct Sales program in 1994. One of its objectives was to access retail customers who were outside the geographic reach of both its Company-owned stores and its independent dealer network. Another objective of the program, and the similar Market Development Group (MDG) program which followed, was to work in conjunction with independent dealers to also cooperatively increase sales within their areas. The pianos sold under those programs were sold by the Company directly to the retail customer, at retail prices. Each dealer participating at a sales event within the MDG program assisted and shared in the profits. In 1998, the Company changed the basis of this program to sell the pianos sold at selected major event sales to the sponsoring dealers at wholesale prices and assisted the dealer at such sales events. This new program, Major Event Sales (MES), accounted for approximately 6% of the Company's total keyboard sales in 1998.

         INTERNATIONAL SALES

                  The Company's products are distributed in Canada through approximately 30 independent dealers representing approximately 4% of the Company's total keyboard sales in 1998. The Company markets products through a number of other international distributors in markets such as Mexico, France, Taiwan, Japan and England representing approximately 2% of the Company's total keyboard sales in 1998.

         MARKETS AND COMPETITION

                  The principal targets for the Company's acoustic and electronic pianos are families with children aged 6 to 12, young adults, and educational institutions.

                  In North America, the piano business stabilized in 1997 and grew about 20% in 1998. Early indications for 1999 are favorable, with growth in all major categories based on early dealer feedback, which suggests that the industry may have hit the bottom of its most recent cycle. This is reasonable given a reduction in the number of used pianos in the market, increasing birth rates, strong media and public interest in newly published research linking keyboard study to intellectual development, and a strong domestic economy.

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

                  The Company competes with a number of domestic and foreign acoustic piano manufacturers based on price relative to tone quality, performance characteristics, styling, finish options and electronic enhancement options. Based on industry statistics, foreign piano manufacturers' combined market share for acoustic pianos in the domestic market stands at about 60%. Foreign competition in the piano market is most heavily concentrated in the market for small grand pianos, electronically enhanced pianos, and, to a lesser extent, in the market for large vertical pianos.

                  The Company believes that its domestic unit market share for new acoustic pianos was approximately 26% in 1996, approximately 28% in 1997 and approximately 24% in 1998. The Company believes that no single manufacturer has a domestic market share larger than the Company's. The Company's domestic market share for digital pianos was approximately 4% in 1996, 6% in 1997 and 5% in 1998.

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


RETAIL FINANCING OPERATIONS

         The Company's retail financing operations, "Retail Financing", are conducted through its installment financing subsidiary, Keyboard Acceptance Corporation and its lease finance subsidiary, Signature Leasing Corporation, created in 1997. Retail Financing provides point-of-sale consumer financing through keyboard dealers located throughout the United States. Keyboard Acceptance Corporation has been doing so for nearly a century. Baldwin is the only keyboard manufacturer that provides its own consumer financing. The Company believes that this long-term, strongly-focused attention to the music industry provides Baldwin with a distinct competitive advantage.

         Over the last few years Retail Financing has expanded its focus. In addition to financing keyboard products sold by Baldwin dealers, Retail Financing makes its consumer financing available through music dealers that do not carry the Company's keyboard products. During 1998, many new dealers were added to the Retail Financing client base as a result of this strategy.

         Retail Financing offers music dealers consumer financing programs which include competitive interest rates, leasing, rent-to-own options and prompt credit approval. In addition to these continuing services, Retail Financing both originates and cooperates in special promotional programs with dealers.

         Keyboard Acceptance Corporation maintains agreements to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million with General Electric Capital Corporation and affiliates. Those installment receivables which are not eligible for sale are retained. Retail Financing continues to service all installment receivables sold.

         At the time of each installment receivable sale, Retail Financing receives cash equal to the unpaid balance of the contracts, less a purchase discount applied to the principal balance of the contracts sold. The purchase discount is adjusted at each receivable sale and is determined using the loss experience and effective yield of the portfolio. The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold, and the amount retained by the buyer under the floating interest rate provision, is remitted to Retail Financing as a service fee.

         Under the sale agreement with the independent entity, Retail Financing is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible by the independent purchaser. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount.

         At December 31, 1998, Retail Financing remains contingently liable on approximately $108 million of installment receivables. Retail Financing is responsible for all credit losses associated with the sold receivables. Historically, credit losses have been approximately one percent of the Retail Financing portfolio. Installment receivables are secured by the keyboard instruments.

         Prior to the fourth quarter of 1997, in the event of repossession of an instrument financed by Retail Financing, the dealer originally selling the instrument bore some risk of the bad debt loss, but had the right to sell the repossessed product. The dealer's potential liability to the Company is known as recourse. In the fourth quarter of 1997, in order to increase the number of contracts entered into, Retail Financing initiated a program of acquiring receivables without recourse, and the Company began selling repossessed pianos through its own retail stores -- primarily through a repossession center located in the Atlanta metropolitan area. The Company believes an adequate allowance has been provided for all uncollectible receivables.

         Baldwin formed Signature Leasing Corporation, its leasing subsidiary, to give piano buyers another financing option. Early results are encouraging as dealers' and the Company's own sales forces begin to offer piano leasing as an alternative financing method for the consumers' benefit and to increase piano sales. Baldwin intends to continue to educate both its sales force and its dealer network about the benefits and selling points of leasing.

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

         The Contract Electronics Division has increased resource investment, improved its work systems and expanded its customer/supplier partnerships. In 1996, this Division entered into strategic partnerships with two of its top five customers. In one strategic partnership, Baldwin has enjoyed preferred supplier status - increasing the likelihood for preferential access to new business being outsourced by this customer. In the other, Baldwin has entered into long term supply arrangements that give the Company preferred supplier status for new business.

         The Contract Electronics Division is a full-service contract supplier, offering complete system built services, including engineering, design, testing, repair and rework services, assembly of electronic and electromechanical products and order fulfillment. Baldwin engineering and operations personnel work closely with customers to take a concept or design, develop it, test it and turn it into a manufactured circuit board assembly or finished product component.

         The Company sells electronic assemblies to manufacturers through Company representatives and electronics manufacturers' representatives with territories covering 28 states. There are many contract manufacturers of electronic assemblies, and the Company does not have a significant share of the market of such products. In terms of sales, the Company believes that this Division is ranked in the top 65 out of approximately 1,000 contract electronics manufacturers in the U.S. The industry remains highly fragmented with predominantly small players and a few large ones. Baldwin has established a niche in low-to-medium volume assembly. This Division has developed a strong reputation among its customers in the consistency of its quality and flexibility in meeting rapidly changing customer demands.

         In electronic-based products, the Company uses outside sources for the development and production of its products, under strict specifications developed by the Company. Outsourcing has enabled the Company to benefit from other companies' expertise in advanced electronic technology and new material development and minimize operating costs.

MANUFACTURING

         The Company has integrated acoustic piano manufacturing capability beginning with the treatment of raw lumber; proceeding through the fabrication and finishing of the cabinetry and assembly of the inner workings; and culminating in the creation of a completed keyboard instrument. Starting in 1996, the Company began implementing an aggressive initiative to modernize and simplify its piano manufacturing operations.

         Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, improving cycle times, increasing capacity and usable space, and producing consistently higher-quality pianos for its dealer network and consumers.

         In early January 1999, Baldwin announced that it will further reduce its costs by approximately $2 million annually by consolidating the production of its Artist Grand pianos into its Trumann, Arkansas piano assembly plant, and ceasing assembly at Conway, Arkansas. Baldwin has been assembling some of Baldwin's Artist Grand pianos at the Trumann plant for over a year. Synchronous manufacturing techniques made the relocation possible. One-time expenses of $1.5 million and a capital investment of approximately $0.5 million are anticipated. The Company's polyester finishing operations at Conway are not affected - nor are operations at Greenwood, Mississippi and Juarez, Mexico.

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


SEASONALITY

         The Company's business is somewhat seasonal in nature with fourth quarter musical products sales generally increasing during the holiday season. In 1998, the fourth quarter accounted for approximately 27% of net sales. This is consistent with fourth quarter results in the previous three years.


BACKLOG

         At both December 31, 1998 and 1997, the Company had sales orders for keyboard products of approximately $5 million. The sales orders for electronic contracting totaled approximately $30 million and $33 million at December 31, 1998 and 1997, respectively. These sales orders are not firm sales orders and are subject to cancellation by the ordering customers. The Company anticipates that all such 1998 orders will be filled during 1999.


WORKING CAPITAL

         The Company requires significant working capital to support its operations. The Company builds inventory levels during the year to support its high fourth quarter seasonal sales demand.

         The Company finances its working capital needs under a $44 million Revolving Credit Facility with Fifth Third Bank and NBD Bank. The Company can terminate this Credit Facility at any time with sixty days notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the Company's inventories and accounts receivable. Retail Financing has entered into agreements to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million, subject to certain repurchase provisions, as described above under the caption "Retail Financing Operations".

         For more information about the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" attached hereto as Exhibit 13.1.


EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,700 full-time employees. Approximately 273 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800 and approximately 213 hourly workers at Fabricantes Tecnicos, S.A. (wholly-owned subsidiary of the Company) Juarez, Mexico facility are represented by the National Labor Union of Workers of Electronic Products. All other employees are not represented by collective bargaining units. The Company considers its relations with its employees to be good.

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

      Location                              Industry Segment                      Principal Products
      --------                              ----------------                      ------------------

Greenwood, Mississippi                      Music and related                     Piano cases and wood
                                                                                  components

Conway, Arkansas                            Music and related                     Grand pianos/Polyester
                                                                                  Finishing

Fayetteville, Arkansas                      Electronic                            Circuit boards and
Contracting                                 electromechanical and
                                                                                  mechanical assemblies

Trumann, Arkansas                           Music and related                     Vertical pianos/
                                                                                  Grand pianos

Juarez, Mexico                              Music and related                     Keys and actions

         The Company's corporate offices are located in a 28,000 square foot leased facility in a suburban office park in the greater Cincinnati, Ohio metropolitan area. Generally, properties are utilized at normal capacity levels on a single shift basis.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1998 fiscal year.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the Company's current executive officers. They have been elected by the Company's Board of Directors to serve until their respective successors are elected.

         KAREN L. HENDRICKS, age 51, is the Company's Chairman of the Board, Chief Executive Officer and President. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of the Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of A.C. Nielsen Corporation and Columbia Energy Group.

         STEPHEN P. BROCK, age 44, is the Company's Executive Vice President and General Manager, Music Division since July 1997. Mr. Brock joined the Company as Senior Vice President, Sales and Marketing in July 1995. Prior to joining the Company, Mr. Brock most recently served as Marketing Director, Worldwide Strategic Planning - Laundry Products for The Procter & Gamble Company since 1993. From 1984 to 1993, he served in various Brand Manager and Assistant Brand Manager positions for The Procter & Gamble Company. From 1979 to 1984, he was employed by the Cincinnati Opera Association in a variety of roles, including Administrative Manager.

         GEORGE C. HUEBNER, age 56, is the Company's Senior Vice President and General Manager, Keyboard Acceptance Corporation since 1996. Mr. Huebner joined the Company in 1960 as Assistant Credit Manager. In

1979, he was promoted to Director of International Operations; and from 1987 to December 1989, he was Administrative Services Manager. In January 1990, he became National Credit Manager of the Consumer Finance Subsidiary; in May 1991, was promoted to Divisional Vice President, Keyboard Acceptance Corporation; in 1993, he was promoted to Vice President, Keyboard Acceptance Corporation.

         DUANE D. KIMBLE, age 38, joined the Company in August 1998 as Vice President, Strategic Planning. In December 1998, Mr. Kimble was named Chief Financial Officer. Prior to joining the Company, Mr. Kimble had been director of financial and operations analysis for Equistar Chemicals, L.P., a leading producer of industrial chemicals, since 1997. From 1986 to 1997, Mr. Kimble held a variety of key financial positions with Millennium Petrochemicals, Inc., the nation's largest domestic producer of polyethylene plastic.

         RANDOLPH R. MARKS, age 48, joined the Company as Executive Vice President, Piano Operations in January 1998. Prior to joining the Company, Mr. Marks was the Managing Director of InterAmerican Holdings Company, a diversified operational and management consulting firm based in San Diego since 1987. During his tenure with InterAmerican Holdings Co., Mr. Marks oversaw the development of more than 25 manufacturing operations in both North and South America. Mr. Marks served in a consulting role to Baldwin since April 1996 and, as such, has played a major role in the re-engineering of Baldwin's manufacturing operations since November 1996.

         PERRY H. SCHWARTZ, age 60, joined the Company as Executive Vice President and Chief Financial Officer in November 1996. In December 1998, Mr. Schwartz was appointed Senior Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Schwartz served as Vice President and Chief Financial Officer of Richwood Pharmaceuticals, Inc., and from January 1994 to May 1996, he served as Senior Vice President and Chief Financial Officer of Brockway Standard Holdings Corporation. From October 1984 to January 1994, Mr. Schwartz was Senior Vice President and Chief Financial Officer of Heekin Can, Inc.

         There are no family relationships among any of the directors nor among any of the directors and any executive officers of the Company.


                                     PART II


                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                          AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not listed on any national securities exchange, and its principal United States trading market is through the Nasdaq Stock Market's National Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           Year 1998                                    Year 1997
           ---------                                    ---------
      Common Stock Bid Range                      Common Stock Bid Range
      -----------------------                     ----------------------
Quarter       High          Low             Quarter       High           Low
-------       ----          ---             -------       ----           ---
First       $17           $15 1/2           First       $14            $11 1/2
Second      $16 7/8       $14 7/8           Second      $14 1/2        $12 3/4
Third       $15 3/4       $10 3/4           Third       $18            $13 1/4
Fourth      $11 3/4       $ 8 1/2           Fourth      $19 15/16      $15 5/8

         As of March 22, 1999, the number of outstanding shares of the Company's common stock was 3,452,826. The approximate number of record holders of such shares was 109.

         The Company has paid no dividends since its inception and intends to continue its policy of retaining earnings to finance future growth.

         No changes have been made to the instruments defining the right of holders of the Company's common stock or the rights of such shareholders.

         On September 4, 1996, the Company and The Provident Bank, as Rights Agent, entered into a rights agreement. Pursuant to the terms of that 1996 rights agreement, the Board of Directors of the Company authorized the issuance of one common share purchase right with respect to each common share of common stock as of September 10, 1996. On April 20, 1998, the Board of Directors of the Company authorized the redemption of those rights at the redemption price of one cent ($0.01) per right specified in the 1996 rights agreement which amount subsequently was paid to the holders of the outstanding rights as of April 20, 1998.

         On October 13, 1998, the Company announced that its Board of Directors had adopted an innovative Shareholder Rights Plan (the "Rights Agreement") and declared a shareholder dividend of one Stock Purchase Right for each common share owned on October 22, 1998. For more information about the Rights Agreement, see "Item 12. Security Ownership of Certain Beneficial Owners and Management - Rights Agreement".

                         ITEM 6. SELECTED FINANCIAL DATA

         Incorporated by reference to page 31 of Baldwin's 1998 Annual Report to Shareholders under the heading of "Baldwin Piano & Organ Company and Subsidiaries Five-Year Summary."


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated by reference to pages 32 to 36 of Baldwin's 1998 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Incorporated by reference to page 35 of Baldwin's 1998 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference to pages 8 to 30 of Baldwin's 1998 Annual Report to Shareholders.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 10, 1998, the Registrant dismissed the firm of KPMG Peat Marwick LLP ("KPMG") as the Registrant's principal independent accountant. Also on September 16, 1998, the Registrant engaged the firm of Deloitte & Touche LLP to serve as its principal independent accountant. Such actions were approved by the Audit Committee of the Board of Directors of the Registrant.

         The reports of KPMG on the Registrant's consolidated financial statements for the fiscal years 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the two fiscal years ended December 31, 1997 and during subsequent interim periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report.

         Additional information regarding the change of accountants is contained in Baldwin's Form 8-K dated September 10, 1998 as filed with the Securities and Exchange Commission.


                                    PART III


                      ITEM 10. DIRECTORS OF THE REGISTRANT

         The size of the Company's Board of Directors is currently fixed at six members, each of whom holds office until the next annual meeting of the Company's shareholders. The date of the 1999 annual meeting has not yet been fixed, but is expected to be held in June 1999.

         The following persons are the current directors of the Company:

         KAREN L. HENDRICKS, age 51, is the Company's Chairman of the Board, Chief Executive Officer and President. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of the Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of A.C. Nielsen Corporation and Columbia Energy Group.

         GEORGE E. CASTRUCCI, age 61, has served as a director of the Company since May 1987, and served as Chairman of the Board from August 1993 until December 1994. Prior to his retirement in March 1992, he served as Chairman and Chief Executive Officer of Great American Broadcasting Company, a Cincinnati-based broadcast company, and as President and Chief Operating Officer of its parent company, Great American Communications Company. Mr. Castrucci also currently serves as a director of BMF Savings Bank, LanVision Systems, Inc., The Ohio National Fund, Inc., and ONE Fund, Inc.

         WILLIAM B. CONNELL, age 58, has served as a director of the Company since July 1995. In January 1997, Mr. Connell was named Lead Director by the Board of Directors. Since 1994, he has also served as the Chairman of EDB Holdings, Inc., a privately-held company engaged in the international retail sale of optical eyewear, and has been a director since 1988. From 1990 to 1994, Mr. Connell served as President and Vice Chairman of Whittle Communications, a limited partnership which specialized in multi-media services. He also currently serves as a director of Remington Products Company.

         JOHN H. GUTFREUND, age 69, is President of Gutfreund & Company, Inc., a New York based financial consulting firm which specializes in advising select corporations and financial institutions in the United States, Europe and Asia. Mr. Gutfreund was the former Chairman and Chief Executive Officer of Salomon Brothers from 1981 to 1991. He also currently serves as a director of Foamex International Inc., LCA-Vision, Inc. and Universal Bond Fund.

         JOSEPH H. HEAD, JR., age 66, has been a director of the Company since May 1987 and was previously a director from November 1983 until June 1986. He also served as Secretary of the Company from its formation until May 1989. Mr. Head is Chairman, former Chief Executive Officer and a director of Atkins & Pearce, Inc., a manufacturer of industrial textiles, since 1990. He also currently serves as a director of Fifth Third Bancorp, since 1987.

         ROGER L. HOWE, age 64, has been a director of the Company since August 1993. Mr. Howe was formerly the Chairman of the Board of U.S.

Precision Lens, Inc., a manufacturer of optical components used in industrial and consumer products. Mr. Howe retired from U.S. Precision Lens, Inc. on September 1, 1997, where he had been employed in various executive positions since 1970. He also currently serves as a director of Convergys Corporation, Cintas Corporation, and Firstar Corporation.

         There are no family relationships among any of the directors nor among any of the directors and any executive officers of the Company.

         Ms. Hendricks' employment agreement with the Company provides that she will be nominated as a director of the Company for each year of her employment as described under "Item 11. Executive Compensation - Employment Contracts and Change of Control Agreements".


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
            -------------------------------------------------------

         To the best of the Company's knowledge, all of the Company's directors, officers and 10% or more shareholders have timely filed with the Securities and Exchange Commission all reports required to be so filed pursuant to Section 16 of the Securities Exchange Act of 1934 for the Company's 1998 fiscal year except that one option exercise by Mr. Huebner was not reported on a timely basis on a Form 4. The transaction by Mr. Huebner was subsequently reported on a Form 5.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by the Company's Chief Executive Officer, each of the Company's other four most highly compensated executive officers in 1998 and one additional individual who would have been one of the Company's most highly compensated executive officers if he had still been an executive officer of the Company on December 31, 1998. Information is provided for each of the last three fiscal years or such shorter period during which the named executive served as an executive officer of the Company.

                                                                             Long Term Compensation
                                                                                     Awards
                                                                             ----------------------
                                              Annual Compensation     Restricted             Securities
                                              --------------------      Stock        Underlying     All Other
Name and                                       Salary       Bonus       Awards         Options    Compensation
Principal Position                 Year        (1)($)       (2)($)      (3)($)           (#)          (4)($)
------------------                 ----        ------       ------      ------           ---          ------
Karen L. Hendricks                 1998       $350,000      $   -0-    $   -0-         10,000       $ 30,039
  Chairman, Chief Executive        1997        350,000       98,000     41,250         29,000         27,100
  Officer and President            1996        318,000          -0-        -0-         10,000         31,741

Stephen P. Brock                   1998        204,000          -0-        -0-          3,000         15,373
  Executive Vice                   1997        190,000       29,568        -0-          3,000         12,572
  President and General            1996        170,500          -0-        -0-         12,000          9,846
  Manager, Music Division

Perry H. Schwartz                  1998        186,000          -0-        -0-          2,500         13,306
   Senior Vice President and       1997        180,000       30,240        -0-          3,000          7,049
   Treasurer                       1996         25,155(5)       -0-        -0-            -0-            -0-

Randolph R. Marks                  1998        215,000(6)    50,600        -0-         20,000         19,775
   Executive Vice President,
   Piano Operations

George C. Huebner                  1998        120,750       39,159        -0-          3,000          8,591
   Senior Vice                     1997        116,917        8,962        -0-          3,000          7,783
   President and General           1996        110,123          -0-        -0-         12,000          8,663
   Manager, Keyboard
   Acceptance Corporation

Ronald P. Geguzys                  1998        191,025(7)       -0-        -0-            -0-         26,147
   Former Executive Vice
   President and General
   Manager, Contract
   Electronics Division

(1) Includes amounts contributed by the following named executives to the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees and the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan as elective salary reduction contributions.

                                        1998            1997          1996
                                        ----            ----          ----
         Karen L. Hendricks           $20,500         $20,000       $35,530
         Stephen P. Brock              16,069          13,072        10,010
         Perry H. Schwartz             10,993           5,400           -0-
         Randolph R. Marks             12,185             -0-           -0-
         George C. Huebner              7,666           6,910        11,431
         Ronald P. Geguzys             13,212             -0-           -0-

(2) The bonuses are shown for the years earned, but were paid in the following year.

(3) In 1994, the Company's Board of Directors adopted the Company's 1994 Long Term Incentive Plan pursuant to which awards of restricted stock based upon the Company's stock performance in comparison to the Russell 2000 index could be made. No shares of restricted stock have been earned to date under this Plan. The 12,500 shares of restricted stock granted to Ms. Hendricks in 1997 were issued pursuant to the terms of her employment agreement with the Company. At December 31, 1998, 7,500 shares of restricted stock granted to Ms. Hendricks were unvested and had a market value of $72,187.50.

(4) "All Other Compensation" includes, as shown below, amounts contributed by the Company under the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees; amounts contributed by the Company under the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan; group term life insurance premiums paid by the Company on policies obtained by the Company for all employees; relocation expenses incurred by Messrs. Marks and Geguzys; life insurance premiums paid by the Company for $500,000 of executive life insurance on the life of Ms. Hendricks; and insurance premiums paid by the Company for supplemental disability coverage for Ms. Hendricks providing $10,000 in excess disability coverage per month. The net proceeds of the executive life policy is payable to the estate of Ms. Hendricks.



                                          ALL OTHER COMPENSATION
                                                1998                1997               1996
                                                ----                ----               ----
        Karen L. Hendricks
        ------------------
           Retirement Plan                    $23,939             $21,000             $26,563
           Executive Insurance                  2,400               2,400               2,400
           Disability Insurance                 1,480               1,480                 780
           Group Life Insurance                 2,220               2,220               1,980
                                              -------             -------             -------
                 Totals                       $30,039             $27,100             $31,741
                                              =======             =======             =======

        Stephen P. Brock
        ----------------
           Retirement Plan                    $14,014             $11,400             $ 8,745
           Group Life Insurance                 1,359               1,172               1,101
                                              -------             -------             -------
                 Totals                       $15,373             $12,572             $ 9,846
                                              =======             =======             =======


        Perry H. Schwartz
        -----------------
           Retirement Plan                    $12,067              $5,850               $   0
           Group Life Insurance                 1,239               1,199                   0
                                              -------              ------               -----
                 Totals                       $13,306              $7,049               $   0
                                              =======              ======               =====

        Randolph R. Marks
        -----------------
           Group Life Insurance                $1,315               $   0               $   0
           Relocation Expenses                $18,460                   0                   0
                                              -------               -----               -----
                  Totals                      $19,775               $   0               $   0
                                              =======               =====               =====

        George C. Huebner
        -----------------
           Retirement Plan                     $7,783              $7,015              $8,188
           Group Life Insurance                   808                 768                 475
                                              -------              ------              ------
                 Totals                        $8,591              $7,783              $8,663
                                               ======              ======              ======

        Ronald P. Geguzys
        -----------------
           Group Life Insurance                 $ 999               $   0               $   0
           Relocation Expenses                 25,148                   0                   0
                                              -------               -----               -----
                  Totals                      $26,147               $   0               $   0
                                              =======               =====               =====

(5)  The Company hired Mr. Schwartz effective November 12, 1996.

(6)  The Company hired Mr. Marks effective January 1, 1998.

(7) Mr. Geguzys was employed by the Company from January 1, 1998 until November 11, 1998.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

         The Company entered into a new Employment Agreement with Karen L. Hendricks in June 1997. Pursuant to the terms of her Employment Agreement, Ms. Hendricks will be employed as the Chief Executive Officer, President and Chairman of the Board of the Company and she will be nominated as a director for each year of her employment. Her Employment Agreement provides that Ms. Hendricks will continue in the Company's employ until December 31, 1998, and thereafter, without a specified term, until terminated by the Company or Ms. Hendricks. Ms. Hendricks will receive an annual base salary of no less than $350,000. She will participate in the Company's management incentive plans at the highest participant level and will receive all other benefits normally accorded to the Company's senior officers. Ms. Hendricks' Employment Agreement further provides that, in addition to the customary insurance provided to Company employees, the Company will purchase a $500,000 term life insurance policy on her life payable to her beneficiaries and supplemental disability coverage providing $10,000 in excess disability coverage per month. As an added inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement further provided that she would receive a grant of an additional 19,000 non-qualified stock options, such options having an exercise price equal to the fair market value of the Company's Common Stock as of such date. As a further inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement provided that she would receive a one time restricted stock grant of 12,500 shares of the Company's common stock, with 20% of such shares vesting on execution of the Employment Agreement and the remaining shares vesting 20% on January 1 of each year through January 1, 2001, but only if Ms. Hendricks is employed by the Company on such vesting dates.

         Ms. Hendricks' Employment Agreement provides that in the event the Company terminates her employment without cause, the Company will pay her as severance pay a lump sum amount equal to 18 months of base salary at the time of termination. Such severance payment shall be paid by the Company within ninety 90 days following the date of termination. In the event the Company terminates Ms. Hendricks' employment without cause, the Company shall also pay the cost of out placement services for Ms. Hendricks up to an amount equal to 15% of her annual base salary at the time her employment is terminated. In the event Ms. Hendricks is terminated for cause, she shall receive her salary through the effective date of termination and all incentive payments earned by but not yet paid to her prior to such date. Such amounts shall be paid by the Company within 30 days of the effective date of such termination. Ms. Hendricks' Employment Agreement contains covenants by Ms. Hendricks not to compete with the Company for a period of one year after termination of her Employment Agreement by Ms. Hendricks or by the Company for cause or upon her disability.

         The Company has entered into agreements with each of Karen L. Hendricks, Daniel B. Baker, Thomas C. Brewer, Stephen P. Brock, George C. Huebner, Duane D. Kimble, Randolph R. Marks, and Perry H. Schwartz (the "Change in Control Agreements"). These Change in Control Agreements provide that if there is a change in control of the Company and such executive officer's employment with the Company is terminated within a stated time period thereafter, the Company must pay certain compensation and provide certain perquisites to the executive officer. The Change in Control Agreements have a term of five years. Ms. Hendricks' Change in Control Agreement provides that if a change in control occurs during the term of the agreement and either the Company or Ms. Hendricks terminates her employment within three years after the change in control, Ms. Hendricks will receive 2.99 times the average annual salary and average annual bonus and/or incentive compensation that she received over the five years immediately preceding her termination. At Ms. Hendricks' option, such severance compensation may be paid by the Company over 36 months or in a lump sum discounted to present value. Ms. Hendricks' Change in Control Agreement also provides that health and life insurance coverage will be maintained by the Company at the level in existence at the time of her termination, and that Ms. Hendricks will be fully vested and continue her participation in all employee retirement plans maintained by the Company on the date of her termination, either for 36 months or until Ms. Hendricks becomes employed by any other employer. Pursuant to Ms. Hendricks' Change in Control Agreement, any agreement not to compete entered into by the Company and Ms. Hendricks shall remain in effect.

         The Change in Control Agreements of Messrs. Baker, Brewer, Brock, Huebner, Kimble, Marks, and Schwartz are identical. Pursuant to those Change in Control Agreements, if a change in control occurs during the term of the agreement and the Company terminates the employment of the executive officer within one year after the change in control, the executive officer will receive the average annual salary and average annual bonus and/or incentive compensation that he received over the five years immediately preceding his termination. At the executive officer's option, such severance compensation may be paid by the Company over 12 months or in a lump sum discounted to present value. These Change in Control Agreements further provide that health and life insurance coverage will be maintained at the level in existence at the time of his termination, and that the executive officer will be fully vested and continue his participation in all employee retirement plans maintained by the Company on the date of his termination, either for 12 months or until the executive officer becomes employed by any other employer. Also, pursuant to these Change in Control Agreements, the executive officers are subject to an agreement not to compete with the Company for one year following the date of termination.

         The Change in Control Agreements for each of Ms. Hendricks and Messrs. Baker, Brewer, Brock, Huebner, Kimble, Marks, and Schwartz also provide that all stock options, restricted stock and other incentive awards granted to such executive officers will, upon termination of employment, immediately vest in full and the executive officers will be entitled to receive immediately upon termination the cash value of any long term incentives payable under any long term incentive compensation plans maintained by the Company on the date of termination.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding grants by the Company of stock options to each of the named executives during 1998.

                                                                                                   Potential Realizable Value
                                                                                                   at Assumed Annual Rates of
                                  Individual Grants(1)                                             Stock Price Appreciation
                                  --------------------                                                  Option Term(4)
                              Number of       % of Total                                                --------------
                             Securities        Options
                             Underlying       Granted to
                               Options         Employees        Exercise or
                               Granted         in Fiscal         Base Price      Expiration
       Name                    (#)(2)           Year(3)          ($/Share)          Date              5%($)           10%($)
       ----                    ------           -------          ---------          ----              -----           ------
Karen L. Hendricks             10,000            13.47%           $15.75          05/18/08           $99,225         $256,725
Stephen P. Brock                3,000             4.04%           $15.75          05/18/08           $29,768          $77,018
Perry H. Schwartz               2,500             3.37%           $15.75          05/18/08           $24,806          $64,181
George C. Huebner               3,000             4.04%           $15.50          05/18/08           $29,295          $73,935
Randolph R. Marks              20,000            26.94%           $16.12          01/01/08          $203,112         $492,900
Ronald P. Geguzys                 -0-               -0-              -0-               -0-               -0-              -0-

-------------

(1)  All grants were made at the fair market value on the grant date.

(2) Options vest over a four year period, 20% on the grant date and 20% on each anniversary of the grant date.

(3) Total options granted to all executive officers and other employees of the Company in 1998 were for an aggregate of 74,250 shares of Common Stock.

(4) Calculated based upon assumed stock prices for the Company's Common Stock assuming 5% and 10% annual rates of stock appreciation are achieved over the full term of the options granted to the executive officers reflected in the table. The potential realizable gain equals the product of the number of shares underlying the stock option grant and the difference between the assumed stock price and the exercise price of each option.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth certain information regarding individual exercises of stock options during 1998 by each of the named executives.

                                                                       Number of
                                                                       Securities      Value of
                                                                      Underlying      Unexercised
                                                                      Unexercised    In-the-Money
                                                                       Options at     Options at
                                                                        12/31/98       12/31/98
                                Shares
                              Acquired on            Value             Exercisable/  Exercisable/
                               Exercise             Realized          Unexercisable  Unexercisable
Name                             (#)                   ($)              (1)  (#)      (2) (3) ($)
----                             ---                   ---              --------      -----------
Karen L. Hendricks               -0-                 $  -0-            117,600/        $  -0-
                                                                        31,400

Stephen P. Brock                 -0-                    -0-            16,400/            -0-
                                                                       11,600

George C. Huebner              1,000                  4,750             13,600/           -0-
                                                                        11,400

Randolph R. Marks                -0-                    -0-              4,000/           -0-
                                                                        16,000

Perry H. Schwartz                -0-                    -0-              7,700/           -0-
                                                                         7,800

Ronald P. Geguzys                -0-                    -0-                -0-            -0-


(1) All stock options issued to the named executives under the Company's 1986 Incentive Stock Option Plan are fully vested and are currently exercisable. See note (2) to the table appearing under "Option Grants in Last Fiscal Year" regarding the vesting of options granted in 1998.

(2) The shares of the Company's Common Stock issuable upon the exercise of outstanding stock options granted under the Company's 1986 Incentive Stock Option Plan, or upon the exercise of non-qualified stock options (except as noted below), have not been registered under the Securities Act of 1933 ("1933 Act"). Generally, such shares may not be resold by the holder for a minimum period of one year following exercise of the option. The shares of the Company's Common Stock issuable upon the exercise of outstanding stock options granted under the Company's 1994 Incentive Stock Option Plan and 1998 Omnibus Stock Plan, and the shares issuable upon the exercise of 100,000 non-qualified stock options granted to Ms. Hendricks under her employment agreement, have been registered under the 1933 Act and generally can be resold immediately upon exercise.

(3) The value of unexercised in-the-money options is calculated by determining the difference between $9.625 per share, the last reported sale price of the Common Stock on the Nasdaq National Market on December 31, 1998, and the exercise price of the option as of such date, multiplied by the number of shares subject to the option. All unexercised stock options granted in 1994 have an exercise price of $16.00 per share, except for the 100,000 stock options granted to Ms. Hendricks under her employment agreement which have an exercise price of $12.50. All unexercised stock options granted in 1995 have an exercise price of $11.75 per share, except for options granted to Stephen P. Brock at $13.375 per share. All unexercised stock options granted in 1996 to the Company's executive officers have exercise prices of $13.25 and $13.00 per share. All unexercised stock options granted in 1997 have an exercise price of $13.63 per share, except for 19,000 stock options granted to Ms. Hendricks under her employment agreement which have an exercise price of $13.00 per share. All unexercised stock options granted in 1998 to named executive officers have an exercise price of $15.75 except for options granted to George C. Huebner which have exercise price of $15.50. Based upon the $9.625 per share market price of the Common Stock at December 31, 1998, the unexercised stock options held by the named executive officers had no value because the exercise prices exceeded the market price.

COMPENSATION OF DIRECTORS

         In 1998, non-employee directors of the Company were compensated for serving on the Board of Directors and the committees thereof, in the amount of $10,000 per year, payable in quarterly installments, and received an additional $900 for each Board of Directors meeting and each committee meeting attended in person or by telephone. Such directors are reimbursed for all reasonable expenses incurred in connection with their services and receive an annual grant of 2,000 non-qualified stock options under the 1998 Omnibus Stock Plan having an exercise price equal to the market price on the date of the grant. Ms. Hendricks receives no additional compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Head and Howe comprised the Company's entire Executive Compensation Committee during 1997, and were both non-employee directors of the Company. No director or executive officer of the Company serves on any board of directors or compensation committee of any entity which compensates Messrs. Head or Howe.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

         The following table sets forth information regarding all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock as of March 22, 1999.

                                    Amount and
                                    Nature of
      Name and Address of           Beneficial              Percent of
      Beneficial Owner(1)           Ownership                 Class
      -------------------           ---------                 -----

Heartland Advisors, Inc. .......    762,600(2)                22.1%

David L. Babson & Company, Inc..    345,600(3)                10.0%

R. S. Harrison .................    302,167(4)                 8.8%

State of Wisconsin Investment
 Board .........................    300,000(5)                 8.7%

Bolero Investment Group, L.P....    332,160(6)                 9.6%

Societe Generale Asset
   Management Corp..............    187,000(7)                 5.4%

Dimensional Fund Advisors Inc...    190,300(8)                 5.5%

Franklin Resources, Inc.........    186,000(9)                 5.4%

-------------

(1) Based upon the Schedule 13D's and Schedule 13G's provided to the Company by the named shareholders: the address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee Wisconsin 53202; the address of David L. Babson & Company, Inc. is One Memorial Drive, Cambridge, Massachusetts 02142; the address of R. S. Harrison is 4040 Mt. Carmel Road, Cincinnati, Ohio 45244; the address of State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707; the address of Bolero Investment Group, L.P. is 1101 E. Balboa Boulevard, Newport Beach, California 92661; the address of Societe Generale Asset Management Corp. is 1221 Avenue of the Americas, New York, New York 10020; the address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California; and the address of Franklin Resources, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404.

(2) Pursuant to Amendment No. 7 to Schedule 13G dated January 13, 1999, Heartland Advisors, Inc., last informed the Company that it is a registered investment adviser that may be deemed the beneficial owner of 762,600 shares of Common Stock. Heartland Advisors, Inc.

     has sole dispositive power over all 762,600 shares and sole voting power of 405,100 shares.

(3)  Pursuant to Amendment No. 9 to Schedule 13G dated January 15, 1999, David
     L. Babson & Company, Inc. last informed the Company that it is a registered investment adviser that may be deemed the beneficial owner of 345,600 shares of Common Stock. David L. Babson & Company, Inc. has sole dispositive power over all 345,600 shares and sole voting power over 341,900 shares.

(4) Pursuant to Amendment No. 11 to Schedule 13G dated February 12, 1999, Mr. Harrison last informed the Company that he directly owns 232,955 shares (including a trust for his benefit and 69,212 shares of Common Stock held under four trusts for the benefit of his four adult children which Mr. Harrison is also deemed to beneficially own.

(5) Pursuant to Amendment No. 5 to Schedule 13G dated January 16, 1999, State of Wisconsin Investment Board last informed the Company that it is a government agency which manages public pension funds and that it may be deemed the beneficial owner of 300,000 shares of Common Stock. State of Wisconsin Investment Board has sole dispositive power and sole voting power over all 300,000 shares.

(6) Pursuant to Amendment No. 12 to Schedule 13D filed by Bolero Investment Group, L.P. ("Bolero"), Kenneth W. Pavia, Sr. ("Pavia"), FHI, Inc. ("FHI"), Florence Partners Inc. ("Florence") and Charles Powers ("Powers") (collectively, "Bolero Investment Group, et. al.") on August 19, 1998, Bolero, a limited partnership whose principal business is investing in marketable securities, directly owns 248,160 shares of Common Stock. FHI, whose principal business is private investment banking, directly owns 51,000 shares of Common Stock, and Florence, a corporation whose principal business is investing in marketable securities, directly owns 33,000 shares of Common Stock. Pursuant to such Schedule 13D, Bolero is the beneficial owner of 248,160 shares of Common Stock, FHI is the beneficial owner of 51,000 shares of Common Stock and Florence is the beneficial owner of 33,000 shares of Common Stock. As a result, Pavia, whose principal business is to make and hold investments, and who is the sole general partner of Bolero and the founder, a director, and the sole executive officer and shareholder of FHI and the managing director of Florence, is the beneficial owner of 332,160 shares of Common Stock. Powers, whose principal business is to make and hold investments, and who is the sole director, executive officer and shareholder of Florence, and a limited partner of Bolero, is the beneficial owner of 33,000 shares of Common Stock.

(7) Pursuant to Amendment No. 2 to Schedule 13G dated January 5, 1999, Societe Generale Asset Management Corp. last informed the Company that it is an investment adviser and is the beneficial owner of 187,000 shares of Common Stock.

(8) Pursuant to Schedule 13G dated February 12, 1999, Dimensional Fund Advisors Inc. stated that it is a registered investment adviser that may be deemed the beneficial owner of 190,300 shares of Common Stock as a result of its role as investment advisor to four investment companies and investment manager to certain other investment vehicles, including commingled group trusts. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. Dimensional Fund Advisors Inc. has sole dispositive power and sole voting power over all 190,300 shares.

(9) Pursuant to Amendment No. 1 to Schedule 13G, dated January 22, 1999, Franklin Resources, Inc. ("Franklin") last informed the Company that it is a holding company through which it is the beneficial owner of 186,000 shares of Common Stock. Franklin's investment subsidiary, Franklin Advisory Services, Inc., is an investment advisor that has sole dispositive power and sole voting power over all 186,000 shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding the ownership of Common Stock of the Company for each director, each nominee, each named executive and all executive officers and directors as a group as of March 22, 1999.

                                            Amount and
                                             Nature of
                                             Beneficial     Percent of
   Name of Beneficial Owner                  Ownership        Class
   ------------------------                  ---------        -----

CURRENT DIRECTORS AND NOMINEES

Karen L. Hendricks...............           186,500(1)(2)      5.2%

Joseph H. Head, Jr...............            34,000(2)         1.0%

Roger L. Howe....................            27,000(2)         0.8%

George E. Castrucci..............            26,000(2)         0.8%

William B. Connell...............             9,000(2)         0.3%

John H. Gutfreund................            12,000(2)         0.3%

NAMED EXECUTIVE OFFICERS

Stephen P. Brock.................            30,000(1)(2)      0.9%

George C. Huebner................            28,000(1)(2)      0.8%

Randolph R. Marks................            25,000(1)(2)      0.8%

Perry H. Schwartz...............             15,500(1)         0.4%

All executive officers and directors
 as a group (10 persons).........           393,000(1)(2)     11.4%

-----------

(1) Includes shares owned beneficially subject to the holder's right to exercise outstanding incentive stock options: 30,000 shares for Ms. Hendricks, 26,000 shares for Mr. Brock, 23,000 shares for Mr. Huebner, 10,000 shares for Mr. Marks and 15,500 shares for Mr. Schwartz.

(2) Includes shares owned beneficially subject to the holder's right to exercise outstanding non-qualified stock options: 119,000 shares for Ms. Hendricks, 24,000 shares for each of Messrs. Head and Castrucci, 12,000 shares for Mr. Howe, 8,000 shares for Mr. Connell, 2,000 shares for each of Messrs. Brock, Huebner and Gutfreund and 10,000 shares for Mr. Marks.

         No agreements, formal or informal, exist among the various officers and directors to vote their shares collectively. Except as otherwise indicated herein, no director is a party to any contracts, arrangements or understandings with any person with respect to any securities of the Company. In addition, except as otherwise indicated herein, no director nor any associate of any director has any arrangements or understandings with any person with respect to any future employment by the Company or with respect to any future transaction to which the Company will or may be a party. See "Item 11. Executive Compensation-Employment Contracts and Change in Control Agreements."

RIGHTS AGREEMENT

         The preceding tables under "Holders of More than Five Percent Beneficial Ownership" and "Security Ownership of Directors and Executive Officers" do not reflect the effect of the Rights Agreement entered into by the Company in October 1998 (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board of Directors of the Company authorized the issuance of one common share purchase right (a "Right") with respect to each outstanding share of Common Stock. The Rights were issued on October 23, 1998 to the holders of record of Common Stock on October 22, 1998. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $45.00 (the "Purchase Price"), subject to adjustment. All of the rights previously issued by the Company under its September 1996 rights agreement were redeemed in April 1998.

         Initially, the Rights will attach to all Common Stock certificates representing outstanding shares and no separate Right Certificate will be distributed. The Rights will separate from the Common Stock and a distribution date (the "Distribution Date") will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Voting Shares (as defined below) of the Company other than pursuant to a Qualifying Offer (as defined below), or such earlier or later date (not beyond the thirtieth day after the share acquisition date) as the Company's Board of Directors may from time to time by resolution adopted prior to the Distribution Date that otherwise would have occurred, or (ii) 10 business days following the commencement or announcement of an intention to commence a tender offer or exchange offer the consummation of which would result in any person becoming an Acquiring Person. "Voting Shares" means (i) the Common Stock and (ii) any other shares of capital stock of the Company entitled to vote generally in the election of directors or entitled to vote together with the Common Stock in respect of any merger or consolidation of the Company, any sale of all or substantially all of the Company's assets or any liquidation, dissolution or winding up of the Company.

         Until the Distribution Date, (or earlier redemption or expiration of the rights), the Rights will be transferred with and only with the

Common Stock. Common Stock certificates issued after October 22, 1998, but prior to the Distribution Date shall evidence one Right for each share of Common Stock represented thereby and shall contain a legend incorporating by reference the terms of the Rights Agreement. Promptly following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of Common Stock at the Distribution Date.

         The Rights are not exercisable until the Distribution Date. The Rights will expire on October 12, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or the Rights are earlier redeemed or exchanged by the Company as described below.

         If any person becomes an Acquiring Person, each Right then outstanding (other than Rights beneficially owned by the Acquiring Person which would become null and void) would become a right to buy that number of shares of Common Stock that at the time of such acquisition would have a market value of two times the purchase price of the Right.

         If, at any time after a person becomes an Acquiring Person, the Company were acquired in a merger or other business combination transaction or more than 50% of its consolidated assets or earning power were sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the purchase price of the Right.

         The offer and sale of the Common Stock issuable upon the exercise of the Rights will be registered with the Securities and Exchange Commission, but such registration will not be effective until the Rights become exercisable. As described above, however, the Rights will not be transferable separately from the Common Stock until the Distribution Date.

         The number of shares of Common Stock or other securities or property issuable upon exercise of the Rights, and the Purchase Price payable, are subject to customary adjustments from time to time to prevent dilution.

         The number of outstanding Rights and the number of shares of Common Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

         At any time after a person becomes an Acquiring Person and before the acquisition by a person or group of 50% or more of the outstanding Voting Shares (other than pursuant to a Qualifying Offer), the Company's

Board of Directors, may, at its option, issue Common Stock in mandatory redemption of, or in exchange for, all or part of the then outstanding and exercisable Rights (other than Rights owned by such Acquiring Person or group which would become null and void) at an exchange ratio of one share of Common Stock for each two shares of Common Stock for which each Right is then exercisable, subject to adjustment.

         At any time before a person becomes an Acquiring Person, the Board of Directors, may redeem all, but not less than all, of the then outstanding Rights at a price of $0.001 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

         Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

         The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, including an amendment to extend the Final Expiration Date, and, provided a Distribution Date has not occurred, to extend the period during which the Rights may be redeemed, except that after the Distribution Date no such amendment may materially and adversely affect the interests of the holders of the Rights

         The Rights will not be exercisable if a person or group were to acquire 15% or more of the Voting Shares pursuant to a "Qualifying Offer." A "Qualifying Offer" is defined as an all cash tender offer for all outstanding voting shares of the Company which meets the requirements specified in the Agreement, including:

(1) the offer is accompanied by firm written commitments from responsible financial institutions to provide funds for such offer which, when added to the offeror's available cash, will be sufficient to pay for all shares on a fully-diluted basis and the second-step transaction described below; and

(2) after consummation of the offer, the offeror will own at least 75% of the then outstanding voting shares of the Company; and

(3)  the offer remains open for at least 45 Business Days; and

(4) the offer is accompanied by a written opinion of a nationally recognized investment banking firm stating that the price to be paid in the offer is fair from a financial point of view to the Company's stockholders; and

(5) the offeror agrees to consummate the second-step transaction in which all shares not acquired upon completion of the tender offer will be acquired at the same price per share paid in such offer.

         The Independent Directors Committee of the Company will review the Rights Plan at least every two years and, if a majority of the members of the Independent Directors Committee deems it appropriate, may recommend a modification or termination of the Rights Plan.

         This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights agreement. A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to the Company's Form 8-K dated October 12, 1998. Shareholders may obtain a copy of the Rights Agreement free of charge from the Company.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                         AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENT SCHEDULES

1.1 The following Consolidated Financial Statements of Baldwin Piano & Organ Company and Subsidiaries are incorporated by reference to Baldwin's 1998 Annual Report to Shareholders.


                                                                   Annual Report
                                                                    Page Number
                                                                    -----------
              Independent Auditors' Report
              for the year ended December 31, 1998.                         7

              Consolidated Statements of Earnings,
              years ended December 31, 1998, 1997 and 1996.                 8

              Consolidated Statements of Shareholders' Equity,
              years ended December 31, 1998, 1997 and 1996.                 9

              Consolidated Balance Sheets,
              as of December 31, 1998 and 1997.                            10

              Consolidated Statements of Cash Flows,
              years ended December 31, 1998, 1997 and 1996.                11

              Notes to Consolidated Financial Statements,
              years ended December 31, 1998, 1997 and 1996.             12-30


                                                                    Page Number
                                                                    -----------
1.2  Independent Auditors' Report (including Schedule)
     for the years ended December 31, 1997 and 1996.                       45

2.1  Consolidated Financial Statement Schedules of
     Baldwin Piano & Organ Company and Subsidiaries:

        Independent Auditors' Report                                       44

        Schedule for the years ended
        December 31, 1998, 1997 and 1996:
            VIII.  Valuation and Qualifying Accounts.                      46

        All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on October 13, 1998 announcing the declaration of a right, for each outstanding share of common stock per value $.01 per share, entitling the holder to purchase from the Company one share of common stock for $45.00.

(c)   EXHIBITS

3.1   Certificate of Incorporation of the Company, as amended. (1)

3.2 Amended and Restated Bylaws of Baldwin Piano & Organ Company dated as of February 10, 1997. (15)

4.1 Rights Agreement between the Company and The Provident Bank dated as of September 4, 1996. (16)

4.2 Rights Agreement dated as of October 12, 1998 between the Company and the Provident Bank as Rights Agreement. (22)


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

10.14 Agreement of Employment between Baldwin Piano & Organ Company and Karen L. Hendricks dated as of June 19, 1997. (17)

10.15 Agreement of Employment between Baldwin Piano & Organ Company and Randolph
      R. Marks as Executive Vice President, Piano Operations, dated as of July 29, 1997. (18)

10.16 Letter of employment between Baldwin Piano & Organ Company and Duane D. Kimble as Senior Vice President, Strategic Planning, dated as of June 30, 1998.

10.17 Baldwin Piano & Organ Company 1998 Omnibus Stock Plan. (23)


                        OTHER CONTRACTS AND ARRANGEMENTS

10.18 Office Space Lease Agreement between Wards Corner Associates Limited Partnership and the Company dated as of June 16, 1986. (1)

10.19 Guaranty by BPO Finance Corporation in favor of General Electric Capital Corporation dated October 25, 1990. (3)

10.20 Guaranty Agreement among the Company, BPO Finance Corporation, Retailer Funding Corporation and General Electric Capital Corporation dated as of October 1, 1990. (3)

10.21 Indemnification Agreement among BPO Finance Corporation, General Electric Capital Corporation and Kidder Peabody & Co. Incorporated as of October 1, 1990. (3)

10.22 Retail Accounts Receivable Purchase Agreement among the Company, BPO Finance Corporation and The Wurlitzer Company dated as of October 1, 1990.
      (3)

10.23 Amendment dated as of February 15, 1994 to the October 1, 1990 Guaranty Agreement among the Company, Keyboard Acceptance Corporation, Retailer Funding Corporation and General Electric Capital Corporation. (6)

10.24 Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (6)

10.25 Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold S. Smith. (6)

10.26 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (6)

10.27 Amendment to Office Space Lease Agreement between Baldwin Piano & Organ Company and Nooney Management Company dated as of June 11, 1991. (4)

10.28 Indemnification agreement dated as of December 1, 1994 among General Electric Capital Corporation, Lehman Commercial Paper, Inc. and Keyboard Acceptance Corporation (formerly BPO Finance Corporation). (9)

10.29 Amendment No. 1 dated as of April 3, 1995 to that certain Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (10)

10.30 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995. (11)

10.31 Amendment No. 2 dated as of October 1, 1995 to that certain Amended and Restated General Loan and Security Agreement dated as of February 24, 1994 between the Company and The Fifth Third Bank. (12)

10.32 Amendment to Office Space Lease Agreement between Baldwin Piano & Organ Company and Nooney Krombach Company dated as of February 16, 1996. (12)

10.33 Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive Systems, S.A. DE C.V. dated as of December 13, 1996. (19)

10.34 Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997.
      (19)

10.35 Credit Agreement by and among Baldwin Piano & Organ Company as Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997 (excluding nonmaterial exhibits).

10.36 First Amendment dated October 16, 1997 to the Credit Agreement by and among Baldwin Piano & Organ Company as Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997.

10.37 Form of Subsidiary Security Agreement dated October 16, 1997 between The Fifth Third Bank and certain subsidiaries of Baldwin Piano & Organ Company. (20)

10.38 Form of Subsidiary Guaranty dated October 16, 1997 by certain subsidiaries of Baldwin Piano & Organ Company in favor of The Fifth Third Bank and NBD Bank, N.A. (21)

10.39 Amended and Restated Purchase and Administration Agreement dated as of October 31, 1997 among Retailer Funding Corporation, Keyboard Acceptance Corporation, Baldwin Piano & Organ Company and General Electric Capital Corporation as a consenting party (excluding nonmaterial exhibits). (24)

10.40 First Amendment dated October 31, 1997 to the Guaranty Agreement dated as of October 1, 1990 among Retailer Funding Corporation, Keyboard Acceptance Corporation, Baldwin Piano & Organ Company and General Electric Capital Corporation. (24)

10.41 Amendment dated October 24, 1997 to the Retail Accounts Receivable Purchase Agreement dated as of October 1, 1990 among Baldwin Piano & Organ Company, The Wurlitzer Company and Keyboard Acceptance Corporation. (24)

10.42 Second Amendment to Credit Agreement, among Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated April 27, 1998. (25)

10.43 Termination Agreement, among Keyboard Acceptance Corporation, Retailer Funding Corporation, General Electric Capital Corporation, Bankers Trust Company, PaineWebber Incorporated - as successor to Kidder, Peabody & Co. Incorporated, Lehman Commercial Paper, Inc. and Conn Credit Corporation, dated March 20, 1998. (25)

10.44 Third Amendment to Guaranty Agreement, among Baldwin Piano & Organ Company, Keyboard Acceptance Corporation, Retailer Funding Corporation, General Electric Capital Corporation, dated March 20, 1998. (25)

10.45 Second Amended and Restated Purchase and Administration Agreement, among Baldwin Piano & Organ Company, Keyboard Acceptance Corporation and Retailer Funding Corporation, dated March 20, 1998. (25)

10.46 Third Amendment to Credit Agreement, among Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated June 19, 1998.(26)

10.47 Amended and Restated Term Loan Agreement, among Baldwin Piano & Organ Company, Baldwin Piano Company (Canada) Limited, The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company, The Fifth Third Company and NBD Bank, N.A., dated May 15, 1998.(26)

10.48 Fourth Amendment to Credit Agreement, among Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated September 21, 1998.
      (27)

10.49 Office lease between Baldwin Piano & Organ Company and Duke Realty Limited Partnership, dated July 2, 1998. (27)

10.50 Amended and Restated Inventory Purchase and Consignment Agreement, between Baldwin Piano & Organ Company and Deutsche Financial Services Corporation, dated October 28, 1998. (27)

13.1 Information incorporated by reference to Baldwin's 1998 Annual Report to Shareholders for the year ended December 31, 1998: "Independent Auditors' Report", "Financial Statements" (including Notes thereto), "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

22.1  Subsidiaries of the Company.

23.1  Consent of Independent Accountants - Deloitte & Touche LLP

23.2  Consent of Independent Accountants - KPMG LLP

27.1  Financial Data Schedule.

99.1  Baldwin Stock Repurchase Plan. (2)

99.2  Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)

99.3  Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)

99.4  Press Release dated October 13, 1998

99.5  Press Release dated December 16, 1998

99.6  Press Release dated February 24, 1999

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

(14) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George C. Huebner, Perry H. Schwartz, Randolph Marks, Duane D. Kimble, Thomas C. Brewer and Daniel B. Baker dated June 18, 1996, November 12, 1996, January 1, 1998, July 5, 1998, November 20, 1998 and February 26, 1998, respectively.

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

(22)  Incorporated by reference to the Company's Form 8-K dated October 12,
      1998.

(23) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.

(24) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1997.

(25) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998.

(26) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1998

(27) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.

Index to Exhibits - pages 48-56

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

                                       BALDWIN  PIANO  & ORGAN COMPANY


                                       By: /s/ KAREN L. HENDRICKS
                                           -------------------------------------
                                           Karen L. Hendricks, Chairman,
                                           Chief Executive Officer and President

                                       Date: March 30, 1999
                                             -----------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Principal Executive Officer:

Date:  March 30, 1999                                /s/ KAREN L. HENDRICKS
      ---------------                                ------------------------------------
                                                     Karen L. Hendricks, Chairman, Chief
                                                     Executive Officer, President
                                                     and Director


Date:  March 30, 1999                                /s/ GEORGE E. CASTRUCCI
      ---------------                                ------------------------------------
                                                     George E. Castrucci, Director


Date:  March 30, 1999                                /s/ WILLIAM B. CONNELL
      ---------------                                ------------------------------------
                                                     William B. Connell, Director


Date:  March 30, 1999                                /s/ JOHN H. GUTFREUND
       --------------                                ------------------------------------
                                                     John H. Gutfreund, Director


Date:  March 30, 1999                                /s/ JOSEPH H. HEAD, JR.
      ---------------                                ------------------------------------
                                                     Joseph H. Head, Jr., Director


Date:  March 30, 1999                                /s/ ROGER L. HOWE
      ---------------                                ------------------------------------
                                                     Roger L. Howe, Director

                                                     Principal Financial and Accounting
                                                     Officer:


Date:  March 30, 1999                                /s/ DUANE KIMBLE
      ---------------                                ------------------------------------
                                                     Duane Kimble, Executive Vice
                                                     President and Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
Baldwin Piano & Organ Company

We have audited the consolidated balance sheet of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Piano & Organ Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the years ended December 31, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Cincinnati, Ohio
February 23, 1998

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Baldwin Piano & Organ Company:

We have audited the financial statements of Baldwin Piano & Organ Company as of December 31, 1998 and have issued our report thereon dated February 24, 1999; such financial statements and report are incorporated herein by reference. Our audit also included the financial statement schedule of Baldwin Piano & Organ Company for the year ended December 31, 1998, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Cincinnati, Ohio
February 24, 1999

                                                                                                                    SCHEDULE VIII


                                          BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS
                                           Years ended December 31, 1998, 1997 and 1996


                                        Beginning                                                                    Ending
Description                             Balance            Additions          Other             Charge-offs          Balance
-----------                             -------            ---------          -----             -----------          -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1998            $1,537,732         $1,146,000        $       --         $1,496,732(1)      $1,187,000
Year ended December 31, 1997            $3,538,123         $  512,588        $       --         $2,512,979(1)      $1,537,732
Year ended December 31, 1996            $4,004,192         $  549,867        $       --         $1,015,936(1)      $3,538,123

RESERVE FOR INSTALLMENT RECEIVABLES SOLD WITH RECOURSE (2):
Year ended December 31, 1998            $1,810,000         $       --        $1,368,173(3)      $2,409,173(1)      $  769,000(2)
Year ended December 31, 1997            $1,407,000         $  953,000        $        0         $  550,000(1)      $1,810,000
Year ended December 31, 1996            $1,510,000         $  700,000        $        0         $  803,000(1)      $1,407,000

RESERVE FOR RECOURSE OBLIGATIONS(3):
Year ended December 31, 1998            $1,368,173         $       --        $1,368,173(3)      $       --         $       --
Year ended December 31, 1997            $       --         $1,368,173        $       --         $       --         $1,368,173

(1)  Represents adjustments and accounts charged off, less recoveries.

(2)  Represents reserve related to accounts repurchased.

(3) Includes reserve related to implementation of FASB 125 "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities " Beginning in 1998, such reserve is included in the reserve for installment receivables sold with recourse.

                                       INDEX TO EXHIBITS

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
 3.1         Certificate of Incorporation of the Company, as                            *
             amended. (1)

 3.2         Amended and Restated Bylaws of Baldwin Piano &                             *
             Organ Company dated as of February 10,1997.  (15)

 4.1         Rights Agreement between the Company and The                               *
             Provident Bank dated as of September 4, 1996.  (16)

 4.2         Rights Agreement dated as of October 12, 1998                              *
             between the Company and the Provident Bank
             as Rights Agreement.

10.1         Baldwin Piano & Organ Company 1986 Incentive                               *
             Stock Option Plan adopted on June 30, 1986. (1)

10.2         Baldwin Piano & Organ Company Retirement Plan.                             *

10.3         Baldwin Piano & Organ Company Retirement Trust                             *
             for Salaried Employees dated September 28, 1984. (1)

10.4         Form of Indemnification Agreements between the                             *
             Company and the Company's Officers and Directors
             dated June 30, 1986 and accompanying schedule. (1)

10.5         Baldwin Piano & Organ Company Deferred                                     *
             Directors Fee Plan. (5)

10.6         Baldwin Piano & Organ Company Non-Qualified                                *
             Deferred Compensation Plan. (5)

10.7         Baldwin Piano & Organ Company Non-Qualified                                *
             Deferred Compensation Rabbi Trust Agreement as
             amended and restated as of October 4, 1993. (5)

10.8         Baldwin Piano & Organ Company 1994 Incentive                               *
             Stock Option Plan.  (7)

10.9         Baldwin Piano & Organ Company 1994 Management                              *
             Incentive Plan.  (8)

10.10        Baldwin Piano & Organ Company 1994 Long Term                               *
             Incentive Plan.  (8)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
10.11        Change in Control Agreement between Baldwin                                *
             Piano & Organ Company and Karen L. Hendricks
             dated June 26, 1996.  (13)

10.12        Change in Control Agreement between Baldwin                                *
             Piano & Organ Company and Stephen P. Brock
             dated June 11, 1996.  (13)(14)

10.13        Agreement of Employment between Baldwin Piano                              *
             & Organ Company and Perry H. Schwartz dated as
             of November 5, 1996 as amended on November
             11, 1996.  (19)

10.14        Agreement of Employment between Baldwin Piano &                            *
             & Organ Company and Karen L. Hendricks dated as
             of June 19, 1997.

10.15        Agreement of Employment between Baldwin Piano                              *
             & Organ Company and Randy R. Marks as Executive
             Vice President, Piano Operations, dated July 29,
             1997.         (18)

10.16        Agreement of Employment between Baldwin Piano                             57
             & Organ Company and Duane D. Kimble as Senior Vice
             President, Strategic Planning, dated June 30, 1998.

10.17        Baldwin Piano & Organ Company 1998 Omnibus                                 *
             Stock Plan. (23)

10.18        Space Lease Agreement Between Wards Corner                                 *
             Associates Limited Partnership and the Company
             dated as of June 16, 1986. (1)

10.19        Guaranty by BPO Finance Corporation in favor                               *
             Of General Electric Capital Corporation dated
             October 25, 1990 (3).

10.20        Guaranty Agreement among the Company, BPO                                  *
             Finance Corporation, Retailer Funding
             Corporation and General Electric Capital
             Corporation dated as of October 1, 1990. (3)

10.21        Indemnification Agreement among BPO Finance                                *
             Corporation, General Electric Capital Corporation
             and Kidder Peabody & Co. Incorporated
             as of October 1, 1990. (3)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
10.22        Retail Accounts Receivable Purchase Agreement                              *
             among the Company, BPO Finance Corporation
             and The Wurlitzer Company dated as of October
             1, 1990. (3)

10.23        Amendment dated as of February 15, 1994 to the                             *
             October 1, 1990 Guaranty Agreement among the
             Company, Keyboard Acceptance Corporation,
             Retailer Funding Corporation and General
             Electric Capital Corporation.  (6)

10.24        Amended and Restated General Loan and Security                             *
             Agreement dated as of February 24, 1994 between
             the Company and The Fifth Third Bank.  (6)

10.25        Irrevocable Standby Letter of Credit issued                                *
             August 13, 1993 by The Fifth Third Bank on
             behalf of the Company in favor of Harold
             S. Smith.  (6)

10.26        Letter of Credit Reimbursement Agreement                                   *
             dated as of August 13, 1993 between the
             Company and The Fifth Third Bank.  (6)

10.27        Amendment to Office Space Lease Agreement                                  *
             between Baldwin Piano & Organ Company and
             Nooney Management Company dated as of
             June 11, 1991. (4)

10.28        Indemnification Agreement dated as of December 1,                          *
             1994 among General Electric Capital
             Corporation, Lehman Commercial Paper, Inc.
             and Keyboard Acceptance Corporation (formerly
             BPO Finance Corporation).  (9)

10.29        Amendment No. 1 dated as of April 3, 1995                                  *
             to that certain Amended and Restated General
             Loan and Security Agreement dated as of
             February 24, 1994 between the Company and
             The Fifth Third Bank.  (10)

10.30        Distribution Agreement between Baldwin Piano                               *
             & Organ Company and GeneralMusic S.p.A.
             dated as of July 1, 1995.  (11)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
10.31        Amendment No. 2 dated as of October 1, 1995                                *
             to that certain Amended and Restated General
             Loan and Security Agreement dated as of
             February 24, 1994 between the Company and
             The Fifth Third Bank.  (12)

10.32        Amendment to Office Space Lease Agreement                                  *
             between Baldwin Piano & Organ Company and
             Nooney Krombach Company dated as of
             February 16, 1996.  (12)

10.33        Land Lease Agreement between Fabricantes                                   *
             Tecnicos, S.A. DE C.V. and Delphi Automotive
             Systems, S.A. DE C.V. dated as of December
             13, 1996.  (19)

10.34        Amended and Restated Amendment and Supplemental                            *
             Agreement between Baldwin Piano & Organ Company
             and GeneralMusic S.p.A. dated as of January
             1, 1997.  (19)

10.35        Credit Agreement by and among Baldwin Piano                                *
             & Organ Company as Borrower, the Fifth Third
             Bank as Agent and The Fifth Third Bank and
             NBD Bank, N.A. as Lenders dated October 16, 1997
             (excluding nonmaterial exhibits).

10.36        First Amendment dated October 16, 1997 to the                              *
             Credit Agreement by and among Baldwin Piano & Organ Company as
             Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank
             and NBD Bank, N.A. as Lenders dated October 16, 1997.

10.37        Form of Subsidiary Security Agreement dated                                *
             October 16, 1997 between The Fifth Third Bank and certain
             subsidiaries of Baldwin Piano & Organ Company. (20)

10.38        Form of Subsidiary Guaranty dated October 16,                              *
             1997 by certain subsidiaries of Baldwin Piano & Organ Company in favor of The Fifth Third Bank and NBD Bank, N.A. (21)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----


10.39        Amended and Restated Purchase and Administration                           *
             Agreement dated as of October 31, 1997 among Retailer Funding
             Corporation, Keyboard Acceptance Corporation, Baldwin Piano & Organ
             Company and General Electric Capital Corporation as a consenting party (excluding nonmaterial exhibits). (24)

10.40        First Amendment dated October 31, 1997 to the                              *
             Guaranty Agreement dated as of October 1, 1990 among Retailer
             Funding Corporation, Keyboard Acceptance Corporation Baldwin Piano
             & Organ Company and General Electric Capital Corporation. (24)

10.41        First Amendment dated October 24, 1997 to the                              *
             Retail Accounts Receivable Purchase Agreement dated as of October
             1, 1990 among Baldwin Piano & Organ Company, The Wurlitzer Company and Keyboard Acceptance Corporation. (24)


10.42        Second Amendment to Credit Agreement among                                 *
             Baldwin Piano & Organ Company and The Fifth Third Bank and NBD
             Bank, N.A., dated April 27, 1998. (25)

10.43        Termination Agreement among Keyboard Acceptance                            *
             Corporation, Retailer Funding Corporation, General
             Electric Capital Corporation, Bankers Trust
             Company, PaineWebber Incorporated - as successor
             to Kidder, Peabody & Co., Incorporated, Lehman
             Commercial Paper, Inc. and Conn Credit Corporation,
             dated March 20, 1998. (25)

10.44        Third Amendment to Guaranty Agreement among                                *
             Baldwin Piano & Organ Company, Keyboard Acceptance
             Corporation, Retailer Funding Corporation,
             General       Electric Capital Corporation, dated
             March 20, 1998. (25)

10.45        Second Amended and Restated Purchase and                                   *
             Administration Agreement among Baldwin Piano
             & Organ Company, Keyboard Acceptance Corporation
             and Retailer Funding Corporation, dated
             March 20, 1998. (25)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
10.46        Third Amendment to Credit Agreement among Baldwin                          *
             Piano & Organ Company, The Fifth Third Bank
             and NBD Bank, N.A., dated June 19, 1998. (26)

10.47        Amended and Restated Term Loan Agreement among                             *
             Baldwin Piano & Organ Company, Baldwin Piano
             Company (Canada) Limited, The Wurlitzer Company,
             Baldwin Trading Company, Signature Leasing
             Company, The Fifth Third Company and NBD Bank, N.A.,
             dated May 15, 1998. (26)

10.48        Fourth Amendment to Credit Agreement among Baldwin                         *
             Piano & Organ Company, The Fifth Third Bank and
             NBD Bank, N.A., dated September 21, 1998. (27)

10.49        Office lease between Baldwin Piano & Organ Company                         *
             and Duke Realty Limited Partnership, dated
             July 2, 1998. (27)

10.50        Amended and Restated Inventory Purchase and                                *
             Consignment Agreement between Baldwin Piano &
             Organ Company and Deutsche Financial Services
             Corporation, dated October 28, 1998. (27)


13.1         Information incorporated by reference to Baldwin's
             1998 Annual Report to Shareholders for the year ended December 31, 1998: "Independent Auditors'
             Report", "Financial Statements" (including Notes thereto), "Five Year Summary", and "Management's
             Discussion and Analysis of Financial Condition and
             Results of Operation".

22.1         Subsidiaries of the Registrant.                                           62

23.1         Consent of Independent Accountants                                        63
             - Deloitte & Touche LLP.

23.2         Consent of Independent Accountants                                        64
             - KPMG LLP.

27.1         Financial Data Schedule.

99.1         Baldwin Stock Repurchase Plan. (2)                                         *

99.2         Amendment No. 1 to Baldwin Stock Repurchase                                *
             Plan. (3)

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                       Exhibit                                                  Page
------                       -------                                                  ----
99.3       Amendment No. 2 to Baldwin Stock Repurchase                                  *
           Plan. (4)

99.4       Press Release dated October 13, 1998.                                    65-66

99.5       Press Release dated December 16, 1998.                                   67-68

99.6       Press Release dated February 24, 1999.                                   69-73

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

(14) Substantially identical documents were entered into by Baldwin Piano & Organ Company with George C. Huebner, Perry Schwartz, Randolph Marks, Duane D. Kimble, Thomas C. Brewer and Daniel B. Baker dated June 18, 1996, November 12, 1996, December 18, 1997, January 1, 1998, July 5, 1998, November 20, 1998 and February 26, 1999, respectively.

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

(22) Incorporated by reference to the Company's Form 8-K dated October
     12, 1998.

(23) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.

(24) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1997.

(25) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998.

(26) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1998.

(27) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.