Form 10-Q
period 1999-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1999-05-17
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                               Commission File Number
   March 31, 1999                                           0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                        31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio  45040-7198
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code (513) 754-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of May 1, 1999 is 3,452,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX
                                                                            Page
Number

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                March 31, 1999 and December 31, 1998.....................      3
           Unaudited Condensed Consolidated Statements of Earnings
                for the three months ended
                      March 31, 1999 and 1998 ...........................      4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the three months ended
                      March 31, 1999 and 1998 ...........................      5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, March 31, 1999 ..............................      6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ............     10

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ....................................     15

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .......................................     16

      Item 2.   Changes in Securities and Use of Proceeds ...............     16

      Item 3.   Defaults upon Senior Securities .........................     16

      Item 4.   Submission of Matters to a Vote
                           of Security Holders ..........................     16

      Item 5.   Other Information .......................................     16

      Item 6.   Exhibits and Reports on Form 8-K ........................     17

      Signatures ........................................................     18

      Exhibit Index .....................................................     19


                                           BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands of dollars)


                                                                            March 31,                  December 31,
ASSETS                                                                         1999                       1998
                                                                            ---------                  -----------
Current assets:
      Cash ................................................                 $     276                  $     327
      Receivables, net ....................................                    20,717                     23,273
      Inventories .........................................                    49,528                     51,089
      Deferred income taxes ...............................                     1,671                      1,671
      Other current assets ................................                     3,243                      6,429
                                                                            ---------                  ---------
                Total current assets ......................                    75,435                     82,789
Installment receivables,
      less current portion ................................                    15,066                     14,616
Property, plant and equipment, net ........................                    22,701                     22,724
Deferred income taxes .....................................                     1,089                      1,089
Other assets ..............................................                    16,857                     16,032
                                                                            ---------                  ---------
                Total assets ..............................                 $ 131,148                  $ 137,250
                                                                            =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ....................................                 $   9,170                  $  11,582
      Current portion of long-term debt ...................                    11,204                     11,380
      Income taxes payable ................................                         0                        452
      Accrued liabilities .................................                     5,741                      5,766
                                                                            ---------                  ---------
                Total current liabilities .................                    26,115                     29,180
Long-term debt, less current portion ......................                    41,955                     42,817
Other liabilities .........................................                     3,655                      3,978
                                                                            ---------                  ---------
                Total liabilities .........................                    71,725                     75,975
                                                                            ---------                  ---------

Shareholders' equity:
      Common stock ........................................                        42                         42
      Additional paid-in capital ..........................                    12,620                     12,603
      Accumulated other comprehensive
           income (loss) ..................................                      (421)                      (394)
      Retained earnings ...................................                    53,678                     55,520
                                                                            ---------                  ---------
                                                                               65,919                     67,771
      Less cost of treasury shares ........................                    (6,496)                    (6,496)
                                                                            ---------                  ---------
                Total shareholders' equity ................                    59,423                     61,275
                                                                            ---------                  ---------
                Total liabilities and
                   shareholders' equity ...................                 $ 131,148                  $ 137,250
                                                                            =========                  =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                                           BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                            (in thousands, except net earnings per share)

                                                                          Three months ended March 31,
                                                                       --------------------------------
                                                                          1999                    1998
                                                                       --------                --------

Net sales .............................................                $ 30,514                 $ 31,687
Cost of goods sold ....................................                  27,885                   26,373
                                                                       --------                 --------
      Gross profit ....................................                   2,629                    5,314

Income on the sale of
      installment receivables .........................                   2,051                    1,804
Interest income on installment receivables ............                     355                      430
Other operating income, net ...........................                     256                      417
                                                                       --------                 --------
                                                                          5,291                    7,965

Operating expenses:
      Selling, general and administrative .............                   6,979                    6,452
      Provision for doubtful accounts .................                     343                      330
                                                                       --------                 --------
           Operating (loss) profit ....................                  (2,031)                   1,183

Interest expense ......................................                     938                      585
                                                                       --------                 --------
           Earnings (loss) before income taxes ........                  (2,969)                     598

Income taxes ..........................................                   1,128                      228
                                                                       --------                 --------
           Net earnings (loss) ........................                $ (1,841)                $    370
                                                                       ========                 ========



Basic earnings (loss) per share .......................                $  (0.53)                $   0.11
                                                                       ========                 ========

Diluted earnings (loss) per share .....................                $  (0.53)                $   0.11
                                                                       ========                 ========


Weighted average number of common shares ..............                   3,453                    3,445
                                                                       ========                 ========

Weighted average number of common and
      common equivalent shares ........................                   3,453                    3,520
                                                                       ========                 ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                                           BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands of dollars)

                                                                                  Three months ended March 31,
INCREASE (DECREASE) IN CASH                                                        1999                  1998
---------------------------                                                    ----------              --------
Cash flows from operating activities
      Net earnings (loss) ......................................               $ (1,841)               $    370
      Reconciliations of net earnings
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ..................                    807                     704
                Provision for doubtful accounts ................                    343                     330
                Changes in working capital .....................                  3,120                  (8,387)
                                                                               --------                --------
      Net cash provided by (used in)
                operating activities ...........................                  2,429                  (6,983)
                                                                               --------                --------

Cash flows from investing activities
      Additions to property, plant and
           equipment ...........................................                   (734)                 (3,759)
                                                                               --------                --------
      Net cash used in investing activities ....................                   (734)                 (3,759)
                                                                               --------                --------

Cash flows from financing activities:
      Installment receivables written ..........................                (24,138)                (21,776)
      Installment receivables liquidated .......................                  2,059                   3,774
      Proceeds from sale of installment
           receivables .........................................                 21,372                  18,808
      (Repayment) borrowing on long-term debt ..................                 (1,039)                  9,602
                                                                               --------                --------
      Net cash (used in) provided by financing
           activities ..........................................                 (1,746)                 10,408
                                                                               --------                --------

Net decrease in cash ...........................................                    (51)                   (334)
Cash at beginning of quarter ...................................                    327                     680
                                                                               --------                --------
Cash at end of quarter .........................................               $    276                $    346
                                                                               ========                ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (refunded) during the quarter for:
      Interest .................................................               $    755                $    609
                                                                               ========                ========
      Income taxes .............................................               $   (412)               $    165
                                                                               ========                ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                            (in thousands of dollars)

(1)      BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998.

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three-month periods ended March 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)     INVENTORIES
        Inventories consist of the following (in thousands of dollars):

                                                                                March 31,              December 31,
                                                                                  1999                      1998
                                                                                --------                  ------
           FIFO cost:
                Raw material ...................                                $ 20,476                  $ 22,224
                Work-in-process ................                                  13,415                    11,573
                Finished goods .................                                  25,688                    27,492
                                                                                --------                  --------
                                                                                  59,579                    61,289
           Less revaluation to LIFO ..........                                   (10,051)                  (10,200)
                                                                                --------                  ---------

                Net inventories ................                                $ 49,528                  $ 51,089
                                                                                ========                  ========

(3)     EARNINGS PER SHARE
         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                        Three Months Ended March 31:
                                                              1999                                       1998
                                            ----------------------------------------    ----------------------------------
                                                                            Per                                      Per
                                             Income          Shares        Share        Income       Shares         Share

         Earnings per share                 $(1,841)          3,453       $(0.53)           $370       3,445         $.11
         Dilutive effect of
           options                                                                                        75
                                            --------         ------       -------          -----    --------        -----
         Earnings per share-
           assuming dilution                $(1,841)          3,453       $(0.53)           $370       3,520         $.11
                                            --------         ------       -------          -----    --------        -----



                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                            (in thousands of dollars)


(4)  SEGMENT INFORMATION

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments. The adoption of this statement in 1998 resulted in additional financial statement information reported on the basis used internally by management to evaluate performance and allocate resources. The Company did not make material changes to its previously reported segment groupings.

                                                                                Three Months Ended March 31,
                                                                                 1999                 1998
         ---------------------------------------------------------------------------------------------------
         Music and related                                              $       18,789        $       21,009
         Contract Electronics                                                   11,725                10,678
         Retail Financing                                                        2,406                 2,234
         ---------------------------------------------------------------------------------------------------
             SALES AND RETAIL FINANCING REVENUE                         $       32,920        $       33,921
         ---------------------------------------------------------------------------------------------------

         Music and related (*)                                          $       (1,797)       $        1,073
         Contract Electronics                                                      156                   377
         Retail Financing                                                        1,175                 1,239
         Corporate G&A and other unallocated                                    (1,565)               (1,506)
         ---------------------------------------------------------------------------------------------------
             OPERATING (LOSS) PROFIT                                    $       (2,031)       $        1,183
         ---------------------------------------------------------------------------------------------------

         Music and related                                              $       75,107        $       64,587
         Contract Electronics                                                   20,728                21,614
         Retail Financing                                                       28,437                30,009
         Corporate G&A                                                           6,876                 5,580
         ---------------------------------------------------------------------------------------------------
             IDENTIFIABLE ASSETS                                        $      131,148        $      121,790
         ---------------------------------------------------------------------------------------------------

         Music and related                                              $          509        $          395
         Contract Electronics                                                      173                   192
         Retail Financing                                                           13                    10
         Corporate G&A                                                             112                   107
         ---------------------------------------------------------------------------------------------------
             DEPRECIATION AND AMORTIZATION                              $          807        $          704
         ---------------------------------------------------------------------------------------------------

         Music and related                                              $          565        $        3,359
         Contract Electronics                                                      112                   221
         Retail Financing                                                            0                     0
         Corporate G&A                                                              57                   179
         ---------------------------------------------------------------------------------------------------
             CAPITAL ADDITIONS                                          $          734        $        3,759
         ---------------------------------------------------------------------------------------------------

         * During the first quarter of 1999 the Company consolidated its grand piano production. This created a large, one-time decrease in Baldwin's Music and Related operating profit. Operating loss for Music and Related would have been $297 without the effect of the one-time costs.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                            (in thousands of dollars)


         The amounts reflected as "Sales and Retail Finance Revenue" in the above table are included in the "Net Sales", "Income on the sale of installment receivables" and "Interest income on installment receivables" captions on the Consolidated Statements of Earnings.

         The Music and Related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Music products are sold through Company-owned retail stores, domestic wholesale dealers, and an international dealer network. In addition, this segment includes furniture and musical components produced on behalf of other manufacturers.

         The Contract Electronics segment assembles printed circuit boards and electromechanical devices for original equipment manufacturers (OEMs) outside the music industry.

         The Retail Finance segment provides point-of-sale consumer financing and leasing through keyboard product dealers located throughout the United States.

         The Company uses the LIFO method of valuing music products inventory and the FIFO method for Contract Electronics inventory.


(5)      RESTRUCTURING

         On January 6, 1999, the Company announced the consolidation of its grand piano assembly from its Conway, Arkansas plant to its Trumann, Arkansas facility. In connection with this consolidation, the Company recorded a restructuring charge of approximately $587,000 in the first quarter of 1999 primarily related to severance and direct exit costs. Other costs associated with the consolidation incurring in the first quarter of 1999 amounted to $913,000. These costs are included in cost of goods sold. At March 31, 1999, the Company has remaining an accrual of approximately $570,000 primarily related to as-of-yet-unpaid severance. The Company expects the consolidation to be completed during the second quarter of 1999.


(6)      ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The statement requires that an enterprise classify items of other comprehensive

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                            (in thousands of dollars)


         income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this standard in the first quarter of 1998.

         The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations.

         Comprehensive income (loss):             Three Months Ended March 31,
                                                     1999              1998
         ---------------------------------------------------------------------
         Net earnings (loss)                       $(1,841)            $   370
         Foreign currency
           translation adjustment                      (27)               --
         ---------------------------------------------------------------------
           Total comprehensive income (loss)       $(1,868)            $   370
         ---------------------------------------------------------------------



         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company will be required to adopt SFAS No. 133 no later than January 2000. Management has not yet determined what impact this statement will have on the Company's financial statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER OF 1999 COMPARED
  TO THE FIRST QUARTER OF 1998

         Total first-quarter sales fell 4 percent to $30.5 million, from $31.7 million a year ago. Net losses for the period were $1.8 million, or 53 cents per share, vs. income of $0.4 million, or 11 cents per share for the prior year period. Included in the loss for the 1999 period were anticipated pre-tax charges of $1.5 million related to the consolidation of grand piano assembly operations. These costs are included in cost of goods sold and represent severance and outplacement expenses of approximately $0.6 million and training and hiring expenses of $0.9 million.

         First quarter Music sales decline of 10 percent year-to-year was primarily a function of price concessions required to compete with lower-priced Asian imports. The impact was not felt until second quarter 1998, when these imports began in earnest. The first-quarter shortfall of 10 percent is less than the 17 percent decline recorded in the fourth quarter of 1998.

         First quarter Contract Electronics (CE) sales increased 10 percent to $11.7 million, up from $10.7 million a year ago. This increase was entirely attributable to existing customers because the Company elected not to accept business from new customers until CE's upgraded infrastructure is operating smoothly.

         Strong overall market demand for pianos was responsible for an 8 percent increase in Retail Financing's revenue, which rose to $2.4 million during the 1999 period versus $2.2 million for the same period last year.

         Selling, general and administrative expenses in the first quarter of 1999 were $7.3 million, an increase of $0.5 million from $6.8 million in the first quarter of 1998. This increase resulted from costs associated with opening additional Music retail outlets, upgrading CE's infrastructure and collection expenses at Retail Financing due to the increase in the portfolio.

         Interest expense increased by $0.3 million, from $0.6 million in the first quarter of 1998 to $0.9 million in the first quarter of 1999. This increase resulted from the Company's higher debt levels primarily due to an average increase in inventories of $10.9 million and capital spending during 1998 of $8.3 million for polyester finishing and piano plate projects.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

INFLATION, OPERATIONS AND INTEREST RATES

     Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices. During 1998 and early 1999, this was not the case for vertical piano selling prices.

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

     The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In November 1997 and December 1998, the Company entered into two-year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20 million and $44 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. Further, in mid-March 1999, the Company made arrangements to replace the swap agreement with a counterparty for a two-year "no-cost collar" of $32 million which has a floor at the mid-March Commercial Paper rate and a ceiling of 108 basis points higher. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

         The annual rate of interest under the Company's revolving Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had outstanding indebtedness of $53.2 million. The Company considers that indebtedness of $22.0 million supports the retained portion of Retail Financing's portfolio and the remaining indebtedness of $31.2 million supports the

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

$134 million annual operations of Music and Contract Electronics. Also, at March 31, 1999, the Company had significant investment in inventories, some of which were intentional to mitigate any negative impact on delivery to customers as the Company closes its grand assembly operation in Conway, Arkansas, and moves to a new piano plate supplier. At December 31, 1998, these inventories approximated $6.0 million and the Company has plans to reduce these inventories by the middle of 1999. Further, the Company has plans to re-engineer its inventory management systems and expects positive cash flow will be sufficient to support operations based on cash provided from operations, available borrowings and inventory reductions.

         During 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time with sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the company's inventories and accounts receivable. The annual rate of interest under the Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate. At March 31, 1999, the rate under the Credit Facility was 6.4% and the Company has approximately $2.4 million of additional borrowing available under this Credit Facility.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts.

         The Company's finance subsidiary (Finance) sells substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million. Certain installment receivables are not eligible for sale and are retained by Finance. Finance continues to service all installment receivables sold. At the time of each installment receivable sale, Finance receives cash equal to the unpaid principal balance of the contracts, less a purchase discount applied to the principal balance of the contacts sold. The purchase discount is adjusted at each receivable sale using the loss experience and effective yield of the portfolio.

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provisions is remitted to Finance as a service fee.

         Proceeds from the sale of installment receivables amounted to $21.4 million for the three months ended March 31, 1999 and $18.8 million for the comparable period in 1998. This increase in 1999 compared to 1998 is largely the result of an increase in the volume of

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

new installment contracts written at traditional keyboard dealers and at the Company's retail stores. Under the sale agreements, Finance is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. Finance is responsible for all credit losses associated with the sold receivables, and is contingently liable for approximately $106.4 million of installment receivables sold. The Company believes an adequate allowance has been provided for all uncollectible receivables.

         Capital expenditures amounted to $734,000 in the first quarter of 1999 and $3.8 million in the comparable period of 1998. At March 31, 1999, the Company has less than $500,000 in outstanding capital commitments. The Company expects 1999 capital expenditures to be less than depreciation expense.


YEAR 2000

     The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which would result in miscalculations or system failures.

     The Company's major computer systems consist of third-party software. The conclusion of the Company's analysis is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems. As a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company promptly installs and implements third-party releases that it believes are Year 2000 compliant for 90% of its software. The Company has spent approximately $500,000 on these releases during 1998, which amounts were planned expenditures irrespective of any Year 2000 issues. The remaining 10% of new third party releases will be installed during the first half of 1999 at an anticipated cost of approximately $100,000, which expenditures would have been incurred by the Company irrespective of any Year 2000 issues. The Company has tested and has further plans to test its software for compliance. Costs of addressing potential problems have not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     The Company's compliance plan includes review of Year 2000 readiness of its major manufacturing equipment, products, suppliers and customers. The Company has no Electronic Data Interchange (EDI) interfaces with either its customers or vendors. To date, the Company has not discovered any significant Year 2000 issues in these areas and does not anticipate any significant problems.

     Therefore, the Company has not developed specific contingency plans in preparation for the year 2000. As the Company continues to evaluate

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------

and test its readiness for the year 2000, the Company will assess whether there are any specific areas where a contingency plan could help alleviate possible adverse effects from the year 2000. If so, the Company will develop contingency plans in those areas prior to the end of 1999. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

     The most likely Year 2000 problems that the Company may face appear to arise from the possible noncompliance of third parties. Possible difficulties could arise in receiving materials from suppliers or from failures in the operations of the Company's electronic contracting customers. In addition, in the event that the Year 2000 would cause widespread loss of power or other utilities in areas where the Company, its suppliers or customers operate, the Company's business and operations could be disrupted. Such events could have a material adverse impact on the Company.


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for pianos, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, (vi) a shift in strength of the overall U.S. economy thereby possibly reducing durable goods purchases, and, (vii) failure to remedy in a timely manner any Year 2000 issues that might arise.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                    ITEM III
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ----------------------------------------
                                ABOUT MARKET RISK
                                -----------------

         The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt and fixed rate installment receivables and the commodity price of wood used in the manufacturing process.

         At March 31, 1999, the carrying value and estimated fair value of Company's debt totaled $53.2 million. All of the Company's debt at March 31, 1999 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.5 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps and collars discussed above under the "Inflation, Operations and Interest Rates".

         The Company is subject to market risk with respect to certain commodities, principally wood prices, because the ability to recover increased costs through higher pricing may be limited by the competitive environment in which the Company operates. The Company does not use futures contracts to hedge anticipated purchases of wood used in the manufacturing and assembly of piano cases.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters have been submitted to a vote of security holders during the first quarter of 1999.



ITEM 5.  OTHER INFORMATION
         As previously announced, the Company's annual meeting with shareholders will be held on Monday, June 14, 1999 at the Company's principal executive offices. Shareholders of record as of May 19, 1999 will be entitled to vote at the annual meeting.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                  10.1 Fifth Amendment to Credit Agreement, between Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated January 29, 1999.

                  19       1999 First Quarter Report to Shareholders of the
                           Company.

                  99.1 Press Release, dated February 24, 1999 announcing results for the fourth quarter and year ended December 31, 1998, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1998.

                  99.2 Press Release, dated April 27, 1999 announcing the Company's financial results for the first quarter of 1999.

                  27       Financial Data Schedule.
                           ------------------------------

Index to Exhibits appears on sequentially numbered page 19.

         (b)      Reports on Form 8-K
                  -------------------
                  The Company filed a report on Form 8-K on January 6, 1999 announcing the consolidation of its grand piano production from its Conway, Arkansas plant to its Trumann, Arkansas plant.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BALDWIN PIANO & ORGAN COMPANY



DATE:      May 14, 1999                     BY:   /S/ KAREN L. HENDRICKS
      ----------------------                    --------------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President




DATE:      May 14, 1999                     BY:   /S/ DUANE D. KIMBLE
      ----------------------                    --------------------------------
                                                Duane D. Kimble,
                                                Executive Vice President, and
                                                Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                                        Exhibit
------                                        -------

10.1 Fifth Amendment to Credit Agreement, between Baldwin Piano & Organ Company and The Fifth Third Bank and NBD Bank, N.A., dated January 29, 1999.

19         1999 First Quarter Report to Shareholders of the Company.


99.1 Press Release, dated February 24, 1999 announcing results for the fourth quarter and year ended December 31, 1998, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1998.

99.2 Press Release, dated April 27, 1999 announcing the Company's financial results for the first quarter of 1999.

27         Financial Data Schedule.