Form 10-K/A
period 1998-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 1999-05-26
CIK 797315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------


                                 FORM 10-K/A


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


                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following are the Company's current executive officers as of March 29, 1999. They have been elected by the Company's Board of Directors to serve until their respective successors are elected.


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


                                    PART III


                      ITEM 10. DIRECTORS OF THE REGISTRANT


         The size of the Company's Board of Directors is currently fixed at six members, each of whom holds office until the next annual meeting of the Company's shareholders. The Company's 1999 annual meeting of shareholders will be held on June 14, 1999.

         The following persons are the current directors of the Company as of March 29, 1999:

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


         WILLIAM B. CONNELL, age 58, has served as a director of the Company since July 1995. In January 1997, Mr. Connell was named Lead Director by the Board of Directors. Since 1994, he has also served as the Chairman of EDB Holdings, Inc., a privately-held company engaged in the international retail sale of optical eyewear, and has been a director since 1988. From 1990 to 1994, Mr. Connell served as President and Vice Chairman of Whittle Communications, a limited partnership which specialized in multi-media services. Mr. Connell was formerly the Vice President of the Beauty Care Division of the Procter & Gamble Company from 1984 to 1989. He also currently serves as a director of Remington Products Company.


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

                                                                             Long Term Compensation
                                                                                     Awards
                                                                             ----------------------
                                              Annual Compensation     Restricted             Securities
                                              --------------------      Stock        Underlying     All Other
Name and                                       Salary       Bonus       Awards         Options    Compensation
Principal Position                 Year        (1)($)       (2)($)      (3)($)           (#)          (4)($)
------------------                 ----        ------       ------      ------           ---          ------
Karen L. Hendricks                 1998       $350,000      $   -0-    $   -0-         10,000       $ 30,039
  Chairman, Chief Executive        1997        350,000       98,000     12,500         29,000         27,100
  Officer and President            1996        318,000          -0-        -0-         10,000         31,741

Stephen P. Brock                   1998        204,000          -0-        -0-          3,000         15,373
  Executive Vice                   1997        190,000       29,568        -0-          3,000         12,572
  President and General            1996        170,500          -0-        -0-         12,000          9,846
  Manager, Music Division

Perry H. Schwartz                  1998        186,000          -0-        -0-          2,500         13,306
   Senior Vice President and       1997        180,000       30,240        -0-          3,000          7,049
   Treasurer                       1996         25,155(5)       -0-        -0-            -0-            -0-

Randolph R. Marks                  1998        215,000(6)    38,700        -0-         20,000         19,775
   Executive Vice President,
   Piano Operations

George C. Huebner                  1998        120,750       39,159        -0-          3,000          8,591
   Senior Vice                     1997        116,917        8,962        -0-          3,000          7,783
   President and General           1996        110,123          -0-        -0-         12,000          8,663
   Manager, Keyboard
   Acceptance Corporation

Ronald P. Geguzys                  1998        191,025(7)       -0-        -0-            -0-         26,147
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

(5)  The Company hired Mr. Schwartz effective November 12, 1996.

(6)  The Company hired Mr. Marks effective January 1, 1998.

(7) Mr. Geguzys was employed by the Company from January 1, 1998 until November 11, 1998.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS


         The Company entered into a new Employment Agreement with Karen L. Hendricks in June 1997. Pursuant to the terms of her Employment Agreement, Ms. Hendricks will be employed as the Chief Executive Officer, President and Chairman of the Board of the Company and she will be nominated as a director for each year of her employment. Her Employment Agreement provides that after December 31, 1998 she will continue in the Company's employ without a specified term until terminated by the Company or Ms. Hendricks. Ms. Hendricks will receive an annual base salary of no less than $350,000. She will participate in the Company's management incentive plans at the highest participant level and will receive all other benefits normally accorded to the Company's senior officers. Ms. Hendricks' Employment Agreement further provides that, in addition to the customary insurance provided to Company employees, the Company will purchase a $500,000 term life insurance policy on her life payable to her beneficiaries and supplemental disability coverage providing $10,000 in excess disability coverage per month. As an added inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement further provided that she would receive a grant of an additional 19,000 non-qualified stock options, such options having an exercise price equal to the fair market value of the Company's Common Stock as of such date. As a further inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement provided that she would receive a one time restricted stock grant of 12,500 shares of the Company's common stock, with 20% of such shares vesting on execution of the Employment Agreement and the remaining shares vesting 20% on January 1 of each year through January 1, 2001, but only if Ms. Hendricks is employed by the Company on such vesting dates.

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


         The Company also entered into an employment agreement with Randolph
R. Marks effective January 1, 1998. Mr. Marks' employment agreement provides that the Company will employ him as Executive Vice President, Piano Operations through December 31, 2000 unless terminated by the Company or Mr. Marks. The Company agreed to pay Mr. Marks an annual base salary of no less than $215,000, a cash bonus for 1998 of no less than $38,700 and other benefits normally accorded to the Company's executive officers. As an added inducement for Mr. Marks to enter into the employment agreement, the Company granted him 10,000 incentive stock options and 10,000 non-qualified stock options, all having an exercise price equal to the fair market value of the Company's Common Stock on January 1, 1998. In future years, he is also eligible to receive annual cash bonuses, stock options and other performance awards as the Company may award in its discretion.

         Mr. Marks' employment agreement provides that in the event the Company terminates his employment without cause, the Company will continue to pay his base salary on a monthly basis through December 31, 1999. In the event that the Company terminates Mr. Marks' employment for cause or he terminates his employment voluntarily, then he will receive his salary through the effective date of termination and all incentive payments earned by but not yet paid to him prior to such date. Mr. Marks also agreed in his employment agreement not to compete with the Company for a period of one year after termination of his employment agreement by him or by the Company for cause.


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


                                    Amount and
                                    Nature of
      Name and Address of           Beneficial              Percent of
      Beneficial Owner(1)           Ownership                 Class
      -------------------           ---------                 -----

Heartland Advisors, Inc. .......    762,600(2)                22.1%

Bolero Investment Group, L.P....    349,660(3)                10.1%

David L. Babson & Company, Inc..    345,600(4)                10.0%

R. S. Harrison .................    302,167(5)                 8.8%

State of Wisconsin Investment
 Board .........................    300,000(6)                 8.7%

Dimensional Fund Advisors Inc...    190,300(7)                 5.5%

Societe Generale Asset
   Management Corp..............    187,000(8)                 5.4%

Franklin Resources, Inc.........    186,000(9)                 5.4%


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


(3) Pursuant to Forms 3 last delivered to the Company by Bolero Investment Group, L.P. ("Bolero"), Kenneth W. Pavia, Sr. ("Pavia"), FHI, Inc. ("FHI"), Florence Partners Inc. ("Florence") and Charles Powers ("Powers") (collectively, "Bolero Investment Group, et. al."), Bolero, a limited partnership whose principal business is investing in marketable securities, directly owns 264,660 shares of Common Stock. FHI, whose principal business is private investment banking, directly owns 51,000 shares of Common Stock, and Florence, a corporation whose principal business is investing in marketable securities, directly owns 34,000 shares of Common Stock. As a result, Pavia, whose principal business is to make and hold investments, and who is the sole general partner of Bolero and the founder, a director, and the sole executive officer and shareholder of FHI and the managing director of Florence, may be deemed the beneficial owner of 349,660 shares of Common Stock. Powers, whose principal business is to make and hold investments, and who is the sole director, executive officer and shareholder of Florence, and a limited partner of Bolero, may be deemed the beneficial owner of 34,000 shares of Common Stock. In these Forms 3, Messrs. Pavia and Powers have disclaimed beneficial ownership of the shares that may be attributed to them and the reporting persons have stated that they have not affirmed the existence of a "group" as defined in Section 13(d) of the Securities Exchange Act of 1934.

(4)  Pursuant to Amendment No. 9 to Schedule 13G dated January 15, 1999, David
     L. Babson & Company, Inc. last informed the Company that it is a registered investment adviser that may be deemed the beneficial owner of 345,600 shares of Common Stock. David L. Babson & Company, Inc. has sole dispositive power over all 345,600 shares and sole voting power over 341,900 shares.

(5) Pursuant to Amendment No. 11 to Schedule 13G dated February 12, 1999, Mr. Harrison last informed the Company that he directly owns 232,955 shares (including a trust for his benefit and 69,212 shares of Common Stock held under four trusts for the benefit of his four adult children which Mr. Harrison is also deemed to beneficially own.

(6) Pursuant to Amendment No. 5 to Schedule 13G dated January 16, 1999, State of Wisconsin Investment Board last informed the Company that it is a government agency which manages public pension funds and that it may be deemed the beneficial owner of 300,000 shares of Common Stock. State of Wisconsin Investment Board has sole dispositive power and sole voting power over all 300,000 shares.

(7) Pursuant to Schedule 13G dated February 12, 1999, Dimensional Fund Advisors Inc. stated that it is a registered investment adviser that may be deemed the beneficial owner of 190,300 shares of Common Stock as a result of its role as investment advisor to four investment companies and investment manager to certain other investment vehicles, including commingled group trusts. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. Dimensional Fund Advisors Inc. has sole dispositive power and sole voting power over all 190,300 shares.

(8) Pursuant to Amendment No. 2 to Schedule 13G dated January 5, 1999, Societe Generale Asset Management Corp. last informed the Company that it is an investment adviser and is the beneficial owner of 187,000 shares of Common Stock.


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


         The independent directors of the Company will review the Rights Plan at least every two years and, if a majority of the independent directors deems it appropriate, may recommend a modification or termination of the Rights Plan.


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

22.1  Subsidiaries of the Company.


23.1  Consent of Independent Accountants - Deloitte & Touche LLP*

23.2  Consent of Independent Accountants - KPMG LLP*

27.1  Financial Data Schedule.

99.1  Baldwin Stock Repurchase Plan. (2)

99.2  Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)

99.3  Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)

99.4  Press Release dated October 13, 1998

99.5  Press Release dated December 16, 1998

99.6  Press Release dated February 24, 1999

*     Previously filed with initial Form 10-K.


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

Index to Exhibits - pages 48-56

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BALDWIN  PIANO  & ORGAN COMPANY


                                       By: /s/ KAREN L. HENDRICKS
                                           -------------------------------------
                                           Karen L. Hendricks, Chairman,
                                           Chief Executive Officer and President

                                       Date: May 21, 1999
                                             -----------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Principal Executive Officer:

Date:  May 21, 1999                                  /s/ KAREN L. HENDRICKS
      ---------------                                ------------------------------------
                                                     Karen L. Hendricks, Chairman, Chief
                                                     Executive Officer, President
                                                     and Director


                                                     Principal Financial and Accounting
                                                     Officer:

Date:  May 21, 1999                                  /s/ DUANE KIMBLE
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

23.1         Consent of Independent Accountants                                        **
             - Deloitte & Touche LLP.

23.2         Consent of Independent Accountants                                        **
             - KPMG LLP.

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

**   Previously filed with initial Form 10-K.


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