Form 10-Q
period 1999-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1999-08-13
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

                              --------------------

    For the Quarter ended                            Commission File Number
       June 30, 1999                                        0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


          Delaware                                          31-1091812
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)


4680 Parkway Drive, Suite 200
        Mason, Ohio                                          45040-7198
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number, including area code (513) 754-4500


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of August 1, 1999 is 3,452,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                June 30, 1999 and December 31, 1998......................    3
           Unaudited Condensed Consolidated Statements of Earnings
                for the three months ended and six months ended
                June 30, 1999 and 1998 ..................................    4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the six months ended June 30, 1999 and 1998 ...    5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, June 30, 1999 ...............................    6

      Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................   10

      Item 3.   Quantitative and Qualitative Disclosures About
                     Market Risk ........................................   15

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .......................................   16

      Item 2.   Changes in Securities and Use of Proceeds ...............   16

      Item 3.   Defaults upon Senior Securities .........................   16

      Item 4.   Submission of Matters to a Vote of Security Holders .....   16

      Item 5.   Other Information .......................................   17

      Item 6.   Exhibits and Reports on Form 8-K ........................   17

      Signatures ........................................................   18

      Exhibit Index .....................................................   19

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                  June 30,        December 31,
                                                    1999             1998
                                                  --------         --------
ASSETS
Current assets:
      Cash ...................................    $    458         $    327
      Receivables, net .......................      21,618           23,273
      Inventories ............................      46,432           51,089
      Deferred income taxes ..................       1,671            1,671
      Other current assets ...................       4,462            6,429
                                                  --------         --------
                Total current assets .........      74,641           82,789
Installment receivables,
      less current portion ...................      13,896           14,616
Property, plant and equipment, net ...........      22,320           22,724
Deferred income taxes ........................       1,089            1,089
Other assets .................................      16,952           16,032
                                                  --------         --------
                Total assets .................    $128,898         $137,250
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable .......................    $ 11,180         $ 11,582
      Current portion of long-term debt ......      13,470           11,380
      Income taxes payable ...................           0              452
      Accrued liabilities ....................       4,930            5,766
                                                  --------         --------
                Total current liabilities ....      29,580           29,180
Long-term debt, less current portion .........      38,517           42,817
Other liabilities ............................       2,912            3,978
                                                  --------         --------
                Total liabilities ............      71,009           75,975
                                                  --------         --------

Shareholders' equity:
      Common stock ...........................          42               42
      Additional paid-in capital .............      12,636           12,603
      Accumulated other comprehensive
           income (loss) .....................        (610)            (394)
      Retained earnings ......................      52,317           55,520
                                                  --------         --------
                                                    64,385           67,771
      Less cost of treasury shares ...........      (6,496)          (6,496)
                                                  --------         --------
                Total shareholders' equity ...      57,889           61,275
                                                  --------         --------
                Total liabilities and
                   shareholders' equity ......    $128,898         $137,250
                                                  ========         ========

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands, except net earnings per share)

                                               Three Months Ended              Six Months Ended
                                                    June 30                        June 30
                                             -----------------------        -----------------------
                                              1999             1998          1999            1998
                                             -------         -------        -------         -------
Net sales .................................  $28,544         $32,108        $59,058         $63,795
Cost of goods sold ........................   24,808          26,695         52,693          53,069
                                             -------         -------        -------         -------
      Gross profit ........................    3,736           5,413          6,365          10,726

Income on the sale of
      installment receivables .............    2,017           1,699          4,068           3,500
Interest income on
      installment receivables .............      341             378            696             808
Other operating income, net ...............      106             321            362             742
                                             -------         -------        -------         -------
                                               6,200           7,811         11,491          15,776
Operating expenses:
      Selling, general and
         administrative ...................    6,951           6,501         13,930          12,954
      Provision for doubtful
           accounts .......................      341             328            684             658
                                             -------         -------        -------         -------
           Operating (loss) profit ........   (1,092)            982         (3,123)          2,164

Interest expense ..........................    1,043             700          1,981           1,285
                                             -------         -------        -------         -------
           Earnings (loss) before
                income taxes ..............   (2,135)            282         (5,104)            879

Income taxes ..............................      773             110          1,901             338
                                             -------         -------        -------         -------
           Net earnings (loss) ............  $(1,362)        $   172        $(3,203)        $   541
                                             =======         =======        =======         =======



Basic earnings (loss) per share ...........  $ (0.40)        $  0.05        $ (0.93)        $  0.16
                                             =======         =======        =======         =======

Diluted earnings (loss) per share .........  $ (0.40)        $  0.05        $ (0.93)        $  0.15
                                             =======         =======        =======         =======

Weighted average number
      of common shares ....................    3,453           3,450          3,453           3,448
                                             =======         =======        =======         =======

Weighted average number of common and
      common equivalent shares ............    3,453           3,521          3,453           3,520
                                             =======         =======        =======         =======


           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                            Six months ended June 30,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities
      Net earnings (loss) ..........................        $ (3,203)        $    541
      Reconciliations of net earnings
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ......           1,637            1,398
                Gain on sale of asset ..............              18                0
                Provision for doubtful accounts ....             684              658
                Changes in working capital .........           4,155          (15,921)
                                                            --------         --------
      Net cash provided by (used in)
                operating activities ...............           3,291          (13,324)
                                                            --------         --------

Cash flows from investing activities
      Additions to property, plant and equipment ...          (1,117)          (6,314)
                                                            --------         --------
      Net cash used in investing activities ........          (1,117)          (6,314)
                                                            --------         --------

Cash flows from financing activities:
      Installment receivables written ..............         (46,591)         (45,714)
      Installment receivables liquidated ...........           4,420            6,734
      Proceeds from sale of installment
           receivables .............................          42,338           39,530
      (Repayment) borrowing on long-term debt ......          (2,210)          18,780
      Proceeds from exercise of stock options ......               0               48
                                                            --------         --------
      Net cash (used in) provided by financing
           activities ..............................          (2,043)          19,378
                                                            --------         --------

Net increase (decrease) in cash ....................             131             (260)
Cash at beginning of quarter .......................             327              680
                                                            --------         --------
Cash at end of quarter .............................        $    458         $    420
                                                            ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (refunded) during the year for:
      Interest .....................................        $  1,450         $  1,359
                                                            ========         ========
      Income taxes .................................        $   (288)        $    199
                                                            ========         ========

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
              (in thousands of dollars, except earnings per share)

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

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the six-month periods ended June 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)      INVENTORIES
         Inventories consist of the following:

                                               June 30,        December 31,
                                                 1999             1998
                                               --------         --------
          FIFO cost:
                    Raw material ......        $ 18,312         $ 22,224
                    Work-in-process ...          14,002           11,573
                    Finished goods ....          24,168           27,492
                                               --------         --------
                                                 56,482           61,289
               Less revaluation to LIFO         (10,050)         (10,200)
                                               --------         --------

                    Net inventories ...        $ 46,432         $ 51,089
                                               ========         ========


(3)      EARNINGS PER SHARE
         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows:

                                                      Six Months Ended June 30:
                                                  1999                           1998
                                    -------------------------------   ------------------------------
                                                              Per                              Per
                                     Income      Shares      Share    Income     Shares       Share
                                    --------     ------     -------   -------    -------      ------

         Earnings per share         $(3,203)     3,453      $(0.93)     $541       3,448        $.16
         Dilutive effect of
           options                                   0                                72
                                                ------                            ------
         Earnings per share-
           assuming dilution        $(3,203)     3,453      $(0.93)     $541       3,520        $.15
                                    -------     ------      ------      ----      ------        ----

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                            (in thousands of dollars)


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

                                          Three Months Ended          Six Months Ended
                                               June 30                     June 30
                                        ----------------------      ---------------------
                                          1999          1998          1999          1998
                                        --------      --------      --------      -------
         Music and related              $ 17,139      $ 21,143      $ 35,928      $ 42,152
         Contract Electronics             11,405        10,965        23,130        21,643
         Retail Financing                  2,358         2,074         4,764         4,308
                                        --------      --------      --------      --------
         SALES AND RETAIL FINANCING
          REVENUE                       $ 30,902      $ 34,182      $ 63,822      $ 68,103
                                        --------      --------      --------      --------

         Music and related (*)          $   (853)     $  1,486      $ (2,650)     $  2,559
         Contract Electronics                392           557           548           934
         Retail Financing                  1,408         1,105         2,583         2,344
         Corporate G&A and other
           unallocated                    (2,039)       (2,167)       (3,604)       (3,673)
                                        --------      --------      --------      --------
         OPERATING (LOSS) PROFIT        $ (1,092)     $    981      $ (3,123)     $  2,164
                                        --------      --------      --------      --------

         Music and related              $ 71,450      $ 71,435      $ 71,450      $ 71,435
         Contract Electronics             20,809        22,276        20,809        22,276
         Retail Financing                 28,472        29,322        28,472        29,322
         Corporate G&A                     8,167         5,604         8,167         5,604
                                        --------      --------      --------      --------
         IDENTIFIABLE ASSETS            $128,898      $128,637      $128,898      $128,637
                                        --------      --------      --------      --------

         Music and related              $    514      $    388      $  1,023      $    783
         Contract Electronics                175           189           348           381
         Retail Financing                     16            10            29            20
         Corporate G&A                       125           107           237           214
                                        --------      --------      --------      --------
         DEPRECIATION AND
           AMORTIZATION                 $    830      $    694      $  1,637      $  1,398
                                        --------      --------      --------      --------

         Music and related              $    408      $  2,271      $    973      $  5,630
         Contract Electronics                (49)         (145)           63            76
         Retail Financing                     --            --            --            --
         Corporate G&A                        24           429            81           608
                                        --------      --------      --------      --------
         CAPITAL ADDITIONS              $    383      $  2,555      $  1,117      $  6,314
                                        --------      --------      --------      --------

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                            (in thousands of dollars)


         * During the first quarter of 1999 the Company consolidated its grand piano production. This created a large, one-time decrease in Baldwin's Music and Related operating profit. Operating loss for Music and Related for the six months ended June 30, 1999 would have been $1,150 without the effect of the one-time costs.

         The amounts reflected as "Sales and Retail Finance Revenue" in the above table are included in the "Net Sales", "Income on the sale of installment receivables" and "Interest income on installment receivables" captions on the Consolidated Statements of Earnings.

         The Music and Related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Music products are sold through Company-owned retail stores, domestic wholesale dealers and an international dealer network. In addition, this segment includes furniture and musical components produced on behalf of other manufacturers.

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

(5)      RESTRUCTURING

         On January 6, 1999, the Company announced the consolidation of its grand piano assembly from its Conway, Arkansas plant to its Trumann, Arkansas facility. In connection with this consolidation, the Company recorded a restructuring charge of approximately $587,000 in the first quarter of 1999 primarily related to severance and direct exit costs. Other costs associated with the consolidation incurring in the first quarter of 1999 amounted to $913,000. All of these costs were included in cost of goods sold. At June 30, 1999, the Company had an accrual of approximately $230,000 primarily related to accruals related to certain exit related costs in connection with the consolidation. The Company believes that the consolidation is substantially complete.

(6)      ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes was required. The statement requires that an enterprise classify items of other comprehensive

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                            (in thousands of dollars)


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

         Comprehensive income (loss):       Six Months Ended June 30,
                                                 1999        1998
         -----------------------------------------------------------
         Net earnings (loss)                    $(3,203)     $ 541
         Foreign currency
           translation adjustment                  (216)       --
         -----------------------------------------------------------
           Total comprehensive income (loss)    $(3,419)     $541
         -----------------------------------------------------------

         During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Board has subsequently delayed for a year the implementation of the standard, thus the Company will be required to adopt SFAS No. 133 no later than January 2001. Management has not yet determined what impact this statement will have on the Company's financial statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS OF 1999 COMPARED
  TO THE SECOND QUARTER AND SIX MONTHS OF 1998


         Total second-quarter sales fell 11 percent to $28.5 million, from $32.1 million a year ago. Net losses for the period were $1,362,000, or 40 cents per share, vs. income of $172,000, or 5 cents per share for the prior year period. For the first half of 1999 sales were $59.1 million and a net loss of $3,203,000, or 93 cents per share, including a loss of 27 cents per share related to restructuring and other non-recurring cost associated with the consolidation of grand piano assembly operations. For the first half of 1998, net income was $541,000, or 16 cents per share, on sales of $63.8 million.

         First half Music sales decline of 15 percent year-to-year was primarily a function of the continued adverse impact of low-priced Asian imports.

         Through the first half of 1999, Contract Electronics sales have grown 7 percent to $23.1 million from $21.6 million during the first half of 1998.

         Portfolio growth increased first-half Retail Financing revenues to $4.8 million versus $4.3 million for the same period last year.

         Selling, general and administrative expenses for the six months ended June 30 of 1999 were $13.9 million, an increase of $0.9 million from $13.0 million for the comparable period in 1998. This increase resulted from costs associated with opening additional Music retail outlets, upgrading Contract Electronics' infrastructure and collection expenses at Retail Financing due to the increase in the portfolio.

         Interest expense increased by $0.7 million, to $2.0 million for the six months ended June 30, 1999 from $1.3 million for the comparable period in 1998. This increase resulted from the Company's higher debt levels primarily due to an average increase in inventories of $7 million and capital spending during 1998 of $8.3 million for polyester finishing and piano plate projects.

         As publicly announced in July 1999, the Company has retained an investment banker to seek potential buyers for the Retail Financing businesses, Keyboard Acceptance Corporation and Signature Leasing Corporation.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INFLATION, OPERATIONS AND INTEREST RATES

     Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices. During 1998 and early 1999, this was not the case for vertical piano selling prices due to the effect of Asian imports.

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

     The Company can partially offset the effect of interest rate changes by increasing interest rates on its new installment receivable contracts. In November 1997 and December 1998, the Company entered into two-year interest rate cap agreements in order to reduce the potential impact of increases in interest rates on $20 million and $44 million, respectively, of floating-rate long-term debt. The agreements entitle the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. Further, in mid-March 1999, the Company made arrangements to replace the swap agreement with a counterparty for a two-year "no-cost collar" of $32 million which has a floor at the mid-March 1999 Commercial Paper rate and a ceiling of 108 basis points higher. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate caps, but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

         The annual rate of interest under the Company's revolving Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had outstanding indebtedness of $52.0 million. The Company considers that indebtedness of $20.9 million supports the retained portion of Retail Financing's portfolio and the remaining indebtedness of $31.1 million supports the

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

$134 million annual operations of Music and Contract Electronics. Further, the Company has plans to re-engineer its inventory management systems and expects positive cash flow will be sufficient to support operations based on cash provided from operations, available borrowings and inventory reductions.

         During 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time with sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the company's inventories and accounts receivable. The annual rate of interest under the Credit Facility is equal to 1.5 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate. At June 30, 1999, the rate under the Credit Facility was 6.4% and the Company has approximately $3.4 million of additional borrowing available under this Credit Facility.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts.

         The Company's finance subsidiary (Retail Financing) sells substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million. Certain installment receivables are not eligible for sale and are retained by Retail Financing. Retail Financing continues to service all installment receivables sold. At the time of each installment receivable sale, Retail Financing receives cash equal to the unpaid principal balance of the contracts, less a purchase discount applied to the principal balance of the contacts sold. The purchase discount is adjusted at each receivable sale using the loss experience and effective yield of the portfolio.

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provisions is remitted to Finance as a service fee.

         Proceeds from the sale of installment receivables amounted to $42.3 million for the six months ended June 30, 1999 and $39.5 million for the comparable period in 1998. This increase in 1999 compared to 1998 is largely the result of an increase in the volume of

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

new installment contracts written at traditional keyboard dealers and at the Company's retail stores. Under the sale agreements, Retail Financing is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. Retail Financing is responsible for all credit losses associated with the sold receivables, and is contingently liable for approximately $105.5 million of installment receivables sold. The Company believes an adequate allowance has been provided for all uncollectible receivables.

         Capital expenditures amounted to $1.1 million through the second quarter of 1999 and $6.3 million in the comparable period of 1998. At June 30, 1999, the Company has less than $500,000 in outstanding capital commitments. The Company expects 1999 capital expenditures to be less than depreciation expense.


YEAR 2000

     The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which would result in miscalculations or system failures.

     The Company's major computer systems consist of third-party software. The conclusion of the Company's analysis is that the latest existing releases of this software contain the necessary changes to correct any significant Year 2000 problems. As a matter of ongoing policy, in order to assure continuing contractual vendor support, the Company promptly installs and implements third-party releases that it believes are Year 2000 compliant. The Company has spent approximately $500,000 on these releases during 1998 and $100,000 during 1999, which amounts were planned expenditures irrespective of any Year 2000 issues. The Company has tested and has further plans to test its software for compliance. Costs of addressing potential problems have not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

     The Company's compliance plan includes review of Year 2000 readiness of its major manufacturing equipment, products, suppliers and customers. The Company has no Electronic Data Interchange (EDI) interfaces with either its customers or vendors. To date, the Company has not discovered any significant Year 2000 issues in these areas and does not anticipate any significant problems. The Company believes it has substantially completed its Year 2000 compliance plan.

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

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                    ITEM III
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt and fixed rate installment receivables and the commodity price of wood used in the manufacturing process.

      At June 30, 1999, the carrying value and estimated fair value of Company's debt totaled $52.0 million. All of the Company's debt at June 30, 1999 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.5 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps and collars discussed above under the "Inflation, Operations and Interest Rates".

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 1999 Annual Meeting of Shareholders held on June 14-15, 1999, the following actions were taken:

The following Directors were elected for terms of office expiring at the Annual Meeting of Shareholders in 2000 -

                                             Authority
                             Votes For        Withheld
                             ---------        --------

George E. Castrucci          1,610,424       1,455,517
William B. Connell           1,610,424       1,455,517
John H. Gutfreund            1,610,423       1,455,518
Joseph H. Head, Jr.          1,610,323       1,455,618
Karen L. Hendricks           1,610,423       1,455,518
Roger L. Howe                1,610,424       1,455,517

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

                                                 Authority
                                 Votes For        Withheld      Abstain
                                 ---------        --------      -------
Appointment of
Deloitte & Touche LLP as
independent accountants
for 1999                         3,064,014            301        1,626

The two shareholders who submitted shareholder proposals for inclusion in the Company's May 20, 1999 proxy statement did not present such proposals for action by the Company's shareholders at the Annual Meeting. Accordingly, those proposals were not voted upon at the Annual Meeting.


ITEM 5.  OTHER INFORMATION

         As publicly announced in July 1999, the Company has retained an investment banker to seek potential buyers for the Retail Financing businesses, Keyboard Acceptance Corporation and Signature Leasing Corporation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              19      1999 Second Quarter Report to Shareholders of the Company.
              99.1    Press Release, dated June 15, 1999 announcing re-election
                      of Directors.
              99.2    Press Release, dated July 22, 1999 announcing the
                      Company's financial results for the second quarter of
                      1999.
              27      Financial Data Schedule.

                         ------------------------------

Index to Exhibits appears on sequentially numbered page 19.

         (b)  Reports on Form 8-K
              -------------------
              The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BALDWIN PIANO & ORGAN COMPANY



DATE:    August 13, 1999                     BY: /S/ KAREN L. HENDRICKS
      ---------------------                     ------------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President




DATE:    August 13, 1999                     BY: /S/ DUANE D. KIMBLE
      ------------------------                  ------------------------------
                                                Duane D. Kimble,
                                                Executive Vice President, and
                                                Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                        Exhibit
------                        -------

19       1999 Second Quarter Report to Shareholders of the Company.


99.1     Press Release, dated June 15, 1999 announcing re-election of Directors

99.2 Press Release, dated July 22, 1999 announcing the Company's financial results for the second quarter of 1999.

27       Financial Data Schedule.