Form 10-Q
period 1999-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 1999-11-15
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                                  Commission File Number
 September 30, 1999                                           0-14903

                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)

Delaware                                                        31-1091812
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

4680 Parkway Drive, Suite 200
Mason, Ohio  45040-7198
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code (513) 754-4500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of November 15, 1999 is 3,452,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

                                                                              Page
Number
------

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998 ...............        3
           Unaudited Condensed Consolidated Statements of Operations
                for the three months ended and nine months ended
                      September 30, 1999 and 1998 .......................       4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                      September 30, 1999 and 1998 .......................       5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, September 30, 1999 ..........................       6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ............      10

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ....................................      15

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .......................................      16

      Item 2.   Changes in Securities and Use of Proceeds ...............      16

      Item 3.   Defaults upon Senior Securities .........................      16

      Item 4.   Submission of Matters to a Vote

                           of Security Holders ..........................      16

      Item 5.   Other Information .......................................      16

      Item 6.   Exhibits and Reports on Form 8-K ........................      17

      Signatures ........................................................      18

      Exhibit Index .....................................................      19

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                       Sept. 30,     December 31,
                                                         1999           1998
                                                       ---------      ---------
ASSETS
Current assets:
      Cash .......................................     $   1,171      $     327
      Receivables, net ...........................        20,811         23,273
      Inventories ................................        44,250         51,089
      Deferred income taxes ......................         1,671          1,671
      Other current assets .......................         4,364          6,429
                                                       ---------      ---------
                Total current assets .............        72,267         82,789
Installment receivables,
      less current portion .......................        14,136         14,616
Property, plant and equipment, net ...............        21,430         22,724

Deferred income taxes ............................         3,086          1,089
Other assets .....................................        17,333         16,032
                                                       ---------      ---------
                Total assets .....................     $ 128,252      $ 137,250
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................     $  15,003      $  11,582
      Current portion of long-term debt ..........        13,833         11,380
      Income taxes payable .......................             0            452
      Accrued liabilities ........................         6,265          5,766
                                                       ---------      ---------
                Total current liabilities ........        35,101         29,180
Long-term debt, less current portion .............        33,715         42,817
Other liabilities ................................         2,868          3,978
                                                       ---------      ---------
                Total liabilities ................        71,684         75,975
                                                       ---------      ---------
Shareholders' equity:
      Common stock ...............................            42             42
      Additional paid-in capital .................        12,636         12,603
      Accumulated other comprehensive
           income (loss) .........................          (309)          (394)
      Retained earnings ..........................        50,695         55,520
                                                       ---------      ---------
                                                          63,064         67,771
                                                       ---------      ---------
      Less cost of treasury shares ...............        (6,496)        (6,496)
                                                       ---------      ---------
                Total shareholders' equity .......        56,568         61,275
                                                       ---------      ---------
                Total liabilities and
                   shareholders' equity ..........     $ 128,252      $ 137,250
                                                       =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net earnings per share)

                                         Three Months Ended     Nine Months Ended
                                              Sept. 30               Sept. 30
                                        --------------------   --------------------
                                          1999        1998       1999        1998
                                        --------    --------   --------    --------
Net sales ...........................   $ 29,106    $ 34,277   $ 88,164    $ 98,072
Cost of goods sold ..................     31,033      28,884     83,726      81,953
                                        --------    --------   --------    --------
      Gross profit (loss) ...........     (1,927)      5,393      4,438      16,119
Income on the sale of
      installment receivables .......      1,464       1,983      5,532       5,483
Interest income on
   installment receivables ..........        306         388      1,002       1,196
Other operating income, net .........      6,117         223      6,479         966
                                        --------    --------   --------    --------
                                           5,960       7,987     17,451      23,764
Operating expenses:
      Selling, general and
         administrative .............      6,971       6,608     20,901      19,563
      Provision for doubtful
           accounts .................        406         343      1,090       1,001
                                        --------    --------   --------    --------
           Operating (loss) profit ..     (1,417)      1,036     (4,540)      3,200

Interest expense ....................      1,108         885      3,089       2,170
                                        --------    --------   --------    --------
           Earnings (loss) before
                income taxes ........     (2,525)        151     (7,629)      1,030

Income taxes (benefits) .............       (903)         58     (2,804)        396
                                        --------    --------   --------    --------
           Net earnings (loss) ......   $ (1,622)   $     93   $ (4,825)   $    634
                                        ========    ========   ========    ========
Basic earnings (loss) per share .....   $  (0.47)   $   0.03   $  (1.40)   $   0.18
                                        ========    ========   ========    ========
Diluted earnings (loss) per share ...   $  (0.47)   $   0.03   $  (1.40)   $   0.18
                                        ========    ========   ========    ========
Weighted average number
      of common shares ..............      3,453       3,453      3,453       3,450
                                        ========    ========   ========    ========
Weighted average number of
      common and common
           equivalent shares ........      3,453       3,465      3,453       3,502
                                        ========    ========   ========    ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                    Nine Months Ended Sept. 30,
                                                       1999        1998
                                                     --------    --------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
      Net earnings (loss) ........................   $ (4,825)   $    634
      Reconciliations of net earnings (loss)
           to net cash provided by (used in)
           operating activities
                Depreciation and amortization ....      2,440       2,303
                Gain on sale of assets ...........     (5,917)          0
                Provision for doubtful accounts ..      1,090       1,002
                Changes in working capital .......      9,387     (20,423)
                                                     --------    --------
      Net cash provided by (used in)
                operating activities .............      2,175     (16,484)
                                                     --------    --------
Cash flows from investing activities:
      Additions to property, plant and
           equipment .............................     (1,862)     (8,573)
      Proceeds from sale of assets ...............      6,819           0
                                                     --------    --------
      Net cash provided by (used in)
         investing activities ....................      4,957      (8,573)
                                                     --------    --------
Cash flows from financing activities:
      Installment receivables written ............    (71,085)    (70,655)
      Installment receivables liquidated .........      6,124       8,067
      Proceeds from sale of installment
           receivables ...........................     65,322      65,796
      (Repayment) borrowing on long-term debt ....     (6,649)     21,505
      Proceeds from exercise of stock options ....          0          44
                                                     --------    --------
      Net cash (used in) provided by financing
           activities ............................     (6,288)     24,757
                                                     --------    --------
Net increase (decrease) in cash ..................        844        (300)
Cash at beginning of period ......................        327         680
                                                     --------    --------
Cash at end of period ............................   $  1,171    $    380
                                                     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (refunded) during the year for:
      Interest ...................................   $  2,129    $  1,975
                                                     ========    ========
      Income taxes ...............................   $   (333)   $    311
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

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the nine-month periods ended September 30, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)     INVENTORIES

        Inventories consist of the following:

                                        Sept. 30,  December 31,
                                          1999        1998
                                        --------    --------
        FIFO cost:
                  Raw material ......   $ 17,908    $ 22,224
                  Work-in-process ...     12,471      11,573
                  Finished goods ....     24,234      27,492
                                        --------    --------
                                          54,613      61,289
             Less revaluation to LIFO    (10,363)    (10,200)
                                        --------    --------
                  Net inventories ...   $ 44,250    $ 51,089
                                        ========    ========

(3)     EARNINGS PER SHARE

         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows:


                                                                  Nine Months Ended Sept. 30:
                                                         1999                                      1998
                                            --------------------------------          ------------------------------
                                                                        Per                                     Per
                                             Income     Shares         Share          Income       Shares      Share
                                             ------     ------         -----          ------       ------      -----
         Earnings per share                 $(4,825)     3,453         $(1.40)           $634       3,450      $.18

         Dilutive effect of
           options                                           0                                         52
                                                        ------                                       -----
         Earnings per share-
           assuming dilution                $(4,825)     3,453         $(1.40)          $634         3,502     $.18
                                            -------      -----         ------           ----         -----     ----

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

                                        Three Months Ended       Nine Months Ended
                                             Sept. 30                 Sept. 30
                                      ----------------------    ---------------------
                                        1999         1998         1999         1998
                                      ---------    ---------    ---------    ---------
         Music and related ........   $  17,915    $  24,342    $  53,843    $  66,494
         Contract Electronics .....      11,191        9,935       34,321       31,578
         Retail Financing .........       1,770        2,371        6,534        6,679
                                      ---------    ---------    ---------    ---------
         SALES AND RETAIL FINANCING
          REVENUE .................   $  30,876    $  36,648    $  94,698    $ 104,751
                                      ---------    ---------    ---------    ---------

         Music and related (*) ....   $   1,418    $   1,610    $  (1,232)   $   4,169
         Contract Electronics .....        (908)         (26)        (360)         908
         Retail Financing .........         610        1,360        3,193        3,704
         Corporate G&A and other
           unallocated ............      (2,537)      (1,908)      (6,141)      (5,581)
                                      ---------    ---------    ---------    ---------
         OPERATING (LOSS) PROFIT ..   $  (1,417)   $   1,036    $  (4,540)   $   3,200
                                      ---------    ---------    ---------    ---------

         Music and related ........   $  69,746    $  79,744    $  69,746    $  79,744
         Contract Electronics .....      20,896       21,917       20,896       21,917
         Retail Financing .........      29,101       29,135       29,101       29,135
         Corporate G&A ............       8,509        5,477        8,509        5,477
                                      ---------    ---------    ---------    ---------
         IDENTIFIABLE ASSETS ......   $ 128,252    $ 136,273    $ 128,252    $ 136,273
                                      ---------    ---------    ---------    ---------

         Music and related ........   $     511    $     510    $   1,534    $   1,293
         Contract Electronics .....         156          216          504          597
         Retail Financing .........          10           10           39           30
         Corporate G&A ............         126          169          363          383
                                      ---------    ---------    ---------    ---------
         DEPRECIATION AND
           AMORTIZATION ...........   $     803    $     905    $   2,440    $   2,303
                                      ---------    ---------    ---------    ---------

         Music and related ........   $     646    $   1,942    $   1,619    $   7,572
         Contract Electronics .....          47           50          110          126
         Retail Financing .........        --           --           --           --
         Corporate G&A ............          52          267          133          875
                                      =========    =========    =========    =========
         CAPITAL ADDITIONS ........   $     745    $   2,259    $   1,862    $   8,573
                                      =========    =========    =========    =========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Sept. 30, 1999
                            (in thousands of dollars)

         * Third quarter 1999 results include a one-time pretax gain of $5,937 or $1.04 per share, on the sale of the Company's manufacturing facility in Juarez, Mexico. Also, during the first quarter of 1999 the Company consolidated its grand piano production. This created a one-time decrease in Baldwin's Music and Related operating profit of $1,500 or 27 cents per share. Operating loss for Music and Related for the nine months ended September 30, 1999 would have been $5,669 without the effect of these one-time costs.

         The amounts reflected as "Sales and Retail Finance Revenue" in the above table are included in the "Net Sales", "Income on the sale of installment receivables" and "Interest income on installment receivables" captions on the Consolidated Statements of Operations.

         The Music and Related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Music products are sold through Company-owned retail stores, domestic wholesale dealers and an international dealer network. In addition, this segment includes musical components produced on behalf of other manufacturers.

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

(5)      RESTRUCTURING

         On January 6, 1999, the Company announced the consolidation of its grand piano assembly from its Conway, Arkansas plant to its Trumann, Arkansas facility. In connection with this consolidation, the Company recorded a restructuring charge of approximately $587 in the first quarter of 1999 primarily related to severance and direct exit costs. Other costs associated with the consolidation incurring in the first quarter of 1999 amounted to $913. All of these costs were included in cost of goods sold. At September 30, 1999, the Company had an accrual of approximately $272 primarily related to certain exit costs in connection with the consolidation. The Company believes that the consolidation is substantially complete.

(6)      ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, "Reporting Comprehensive Income" requires that an enterprise classify items of other comprehensive income by their

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Sept. 30, 1999
                            (in thousands of dollars)

         nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted this standard in the first quarter of 1998.

         The Company currently records as other comprehensive income (loss) the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations.

         Comprehensive income (loss):  Nine Months Ended Sept. 30,
                                           1999       1998
         --------------------------------------------------------
         Net earnings (loss) ........     $(4,825)   $   541

         Foreign currency
           Translation Adjustment ...          85         --
         --------------------------------------------------------
           Total Comprehensive Income     $(4,740)   $   541
         --------------------------------------------------------

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

(7)      DISCONTINUED OPERATIONS

         During July 1999, the Company announced its intention to seek a buyer for its Retail Financing businesses, Keyboard Acceptance Corporation and Signature Leasing Company. The Company is in the final stages of negotiation for the sale of its Retail Financing units and expects to make an announcement during the fourth quarter of 1999. See Note 4 for information regarding the assets and operating profit of this segment.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER AND NINE MONTHS OF 1999 COMPARED
  TO THE THIRD QUARTER AND NINE MONTHS OF 1998

         Total third-quarter sales decreased 15 percent to $29.1 million, from $34.3 million a year ago. Net losses for the period were $1,622,000, or 47 cents per share, vs. income of $93,000, or 3 cents per share for the prior year period. For the nine months ended September 30, 1999 sales were $88.2 million with a net loss of $4,825,000, or $1.40 per share. Included in the results for the first nine months of 1999 is the one time gain from the sale of the Company's plant facility in Juarez, Mexico of $1.04 per share, and a loss of 27 cents per share related to restructuring and other non-recurring cost associated with the consolidation of grand piano assembly operations. Through the third quarter of 1998, net income was $634,000, or 18 cents per share, on sales of $98.1 million.

         Through the first nine months of 1999, Music and Related sales declined 19 percent to $53.8 million. The Music and Related sales decline was primarily caused by excess dealer inventories during 1999 to date. At September 30, 1999 dealer inventories have returned to normal seasonal levels and orders for the Company's music products have risen significantly. The Company's manufacturing facilities are currently working expanded shifts in an effort to meet current demand.

         At Contract Electronics, year-to-year sales grew 9 percent to $34.3 million, up from $31.6 million a year ago primarily a result of increased sales with our existing customers.

         The portfolio for Retail Financing rose 8 percent compared to a year ago. Revenues for the period of $6.5 million were less than a year ago due to higher variable interest rates on the portion of the portfolio sold to a third party.

         Selling, general and administrative expenses for the nine months ended September 30, 1999 were $20.9 million, an increase of $1.3 million from $19.6 million for the comparable period in 1998. This increase resulted from higher severance and employee benefit costs.

         Interest expense increased by $0.9 million, to $3.1 million for the nine months ended September 30, 1999 from $2.2 million for the comparable period in 1998. This increase resulted from the Company's higher outstanding debt levels caused by higher than normal inventories during most of 1999 and 1998 capital spending financed with debt.

           As publicly announced in July 1999, the Company has retained an investment banker to seek potential buyers for the Retail Financing businesses, Keyboard Acceptance Corporation and Signature Leasing Company. The Company is in the final stages of negotiation for the sale of its Retail Financing units and expects to make an announcement during the fourth quarter of

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

1999. See Note 4 for information regarding the assets and operating profit of this segment.

INFLATION, OPERATIONS AND INTEREST RATES

     Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices. During 1998 and early 1999, this was not the case for vertical piano selling prices due to the effect of low cost Asian imports.

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

         The annual rate of interest under the Company's revolving Credit Facility is equal to 2.0 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had outstanding indebtedness of $47.5 million. The Company considers that indebtedness of $20.7 million supports the retained portion of Retail Financing's portfolio and the remaining indebtedness of $26.8 million supports the operations of Music and Contract Electronics. Further, the Company is re-engineering its inventory management systems and expects positive cash flow will be sufficient to support operations based on cash provided from operations, available borrowings and inventory reductions.

         During 1997 the Company replaced its short-term $50 million revolving line of credit with a long-term, secured $40 million revolving Credit Facility expiring on October 1, 2000; however the Company can terminate the agreement at any time without penalty upon sixty days' notice. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the company's inventories and accounts receivable. The annual rate of interest under the Credit Facility is equal to 2.0 percentage points above LIBOR, or under certain specified circumstances, 0.5 percentage points per annum above the Prime Rate. At September 30, 1999, the rate under the Credit Facility was 7.38% and the Company has approximately $5.4 million of additional borrowing available under this Credit Facility.

         The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios and tangible net worth within defined amounts. The Company is currently in violation of certain of those covenants and is operating on waivers obtained from its lenders. The Company is currently negotiating with its current lenders and other potential lenders and expects to be in compliance with its debt covenants by the end of the fourth quarter 1999.

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

         The buyer of the installment receivables earns interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold and the amount retained by the buyer under the floating interest rate provisions is remitted to Retail Financing as a service fee.

         Proceeds from the sale of installment receivables amounted to $65.3 million for the nine months ended September 30, 1999 and

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

$65.8 million for the comparable period in 1998. Under the sale agreements, Retail Financing is required to repurchase accounts that become more than 120 days past due or accounts that are deemed uncollectible. The repurchase price is equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount. Retail Financing is responsible for all credit losses associated with the sold receivables, and is contingently liable for approximately $106.7 million of installment receivables sold. The Company believes an adequate allowance has been provided for all uncollectible receivables.

         Capital expenditures amounted to $1.9 million through the third quarter of 1999 and $8.6 million in the comparable period of 1998. At September 30, 1999, the Company has less than $500,000 in outstanding capital commitments. The Company expects 1999 capital expenditures to be less than depreciation expense.

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

         Therefore, the Company has not developed specific contingency plans in preparation for the year 2000. However, the Company has continued

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

its structured MIS Recover Plan which is designed to include Year 2000 related problems. As the Company continues to evaluate and test its readiness for the year 2000, the Company will assess whether there are any specific areas where a contingency plan could help alleviate possible adverse effects from the year 2000. If so, the Company will develop contingency plans in those areas prior to the end of 1999. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

         At September 30, 1999, the carrying value and estimated fair value of the Company's debt totaled $47.5 million. All of the Company's debt at September 30, 1999 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.5 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps and collars discussed above under the "Inflation, Operations and Interest Rates".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 1999.

ITEM 5.  OTHER INFORMATION

         As publicly announced in July 1999, the Company has retained an investment banker to seek potential buyers for the Retail Financing businesses consisting of Keyboard Acceptance Corporation and Signature Leasing Company. The Company is in the final stages of negotiation for the sale of its Retail Financing units and expects to make an announcement during the fourth quarter of 1999.

         During the third quarter, the Company sold its Juarez, Mexico facility, as discussed above. The Company also has appointed Herbert A. Denton as a new member of the Company's Board of Directors, extended the term of the employment agreement for Karen Hendricks, chief executive officer and president, through August 31, 2002, and amended the change of control agreements for Ms. Hendricks and Duane Kimble, chief financial officer.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         10.1 Amendment to Agreement of Employment between the Company and Karen L. Hendricks.

         10.2 Amendment to Change in Control Agreement between the Company and Karen L. Hendricks.

         10.3 Amendment to Change in Control Agreement between the Company and Duane D. Kimble.

         10.4 Sixth Amendment to Credit Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank).

         10.5 First Amendment to Amended and Restated Term Loan Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank).

         27       Financial Data Schedule.

         99.1 Press Release, dated November 12, 1999 announcing the Company's financial results for the third quarter of 1999.




                                                 ------------------------------

Index to Exhibits appears on sequentially numbered page 19.

         (b)      REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on September 7, 1999 announcing the sale of the Juarez, Mexico manufacturing facility, and that Herbert A. Denton joined the Board of Directors.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BALDWIN PIANO & ORGAN COMPANY

DATE:      November 15, 1999        BY:   /s/ Karen L. Hendricks
      --------------------------       -------------------------------------
                                       Karen L. Hendricks, Chairman,
                                       Chief Executive Officer and
                                       President

DATE:      November 15, 1999        BY:   /s/ Duane D. Kimble
      --------------------------       -------------------------------------
                                       Duane D. Kimble,
                                       Executive Vice President, and
                                       Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                               Exhibit
------                               -------

10.1 Amendment to Agreement of Employment between the Company and Karen L. Hendricks.

10.2     Amendment to Change in Control Agreement between the Company and Karen
         L. Hendricks.

10.3     Amendment to Change in Control Agreement between the Company and Duane
         D. Kimble.

10.4 Sixth Amendment to Credit Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank).

10.5 First Amendment to Amended and Restated Term Loan Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank).

27       Financial Data Schedule.

99.1 Press Release, dated November 12, 1999 announcing the Company's financial results for the third quarter of 1999.