Form 10-K
period 1999-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 2000-03-30
CIK 797315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                             -----------------------

          For the fiscal year ended               Commission File Number
              December 31, 1999                          0-14903



                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                             31-1091812
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio                                       45040-7198
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $12,095,661 based upon the $7.875 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 27, 2000.

         The number of outstanding shares of Common Stock of Baldwin Piano & Organ Company ("Company"), as of March 22, 1999, is 3,462,826.

                       DOCUMENTS INCORPORATED BY REFERENCE

         All of the information required by Items 6-8 of Part II of this Form 10-K is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 ("1999 Annual Report to Shareholders"), which is attached hereto as Exhibit 13.1. The 1999 Annual Report to Shareholders will be mailed to the Company's shareholders along with the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders. The Company currently anticipates that its 2000 Annual Meeting will be held in June 2000, although the exact date has not yet been established by the Company's Board of Directors.

                                TABLE OF CONTENTS


PART I.                                                                             Page
                                                                                    ----

Item  1.            Business                                                         1-14

Item  2.            Properties                                                       14

Item  3.            Legal Proceedings                                                15

Item  4.            Submission of Matters to a Vote of
                    Security Holders                                                 15

PART II.

Item  5.            Market for Registrant's Common Equity                            17
                    and Related Stockholder Matters

Item  6.            Selected Financial Data                                          18

Item  7.            Management's Discussion and Analysis of                          18
                    Financial Condition and Results of Operation

Item 7A.            Quantitative and Qualitative Disclosures                         18
                    about Market Risk

Item  8.            Financial Statements and Supplementary Data                      18

Item  9.            Changes in and Disagreements with Accountants                    18
                    on Accounting and Financial Disclosure


PART III.

Item 10.            Directors and Executive Officers of the                         18-20
                    Registrant

Item 11.            Executive Compensation                                          21-30

Item 12.            Security Ownership of Certain Beneficial                        31-40
                    Owners and Management

Item 13.            Certain Relationships and Related                                40
                    Transactions

PART IV.

Item 14.          Exhibits, Financial Statement Schedules,                        41-48
                  and Reports on Form 8-K


SIGNATURES                                                                         49

                                     PART I
                                     ------

                                ITEM 1. BUSINESS
                                        --------

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

         As one of its businesses, Baldwin provided in-house consumer installment financing of musical products through its wholly-owned subsidiaries, Keyboard Acceptance Corporation and Signature Leasing Company (together referred to as "Retail Financing"). On March 10, 2000, Baldwin concluded the sale of these subsidiaries to Deutsche Financial Services Corporation (DFS) for $35.0 million.

         Sales of the Company's products and other revenue are set forth by segment in the following table:

                                            (dollars in millions)

                                           Year Ended December 31,
                                           -----------------------
                                           1999      1998      1997
                                         -------   -------   -------

Music and Related ....................   $  79.3   $  91.6   $ 107.5
Electronic Contracting ...............      45.0      42.7      35.6
                                         -------   -------   -------
Continuing Operations ................     124.3     134.3     143.1
Retail Financing
    (discontinued operations)  .......       8.8      10.4       8.6
                                         -------   -------   -------
             Total ...................   $ 133.1   $ 144.7   $ 151.7
                                         =======   =======   =======

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

         Additional financial information regarding industry segments is shown in this Form 10-K in Note 15 to the Consolidated Financial Statements of the Company, incorporated herein and attached hereto as Exhibit 13.1.


MUSICAL PRODUCTS

         Since 1862, Baldwin's keyboard products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin's keyboard products are consistent with the Company's fine heritage and represent a broad range of acoustic and electronic instruments aimed at a broad consumer base. Baldwin's musical products are sold through domestic wholesale dealers (82%), Company-owned retail stores (14%), and an international dealer network (4%).

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

         DIGITAL KEYBOARDS

                  During the 2000 Music Trade Show (NAMM) Baldwin introduced all new pattern-based or ensemble digital pianos. The new line consists of 5 different models available in numerous finish options. In addition, Baldwin introduced a new entry-level digital piano to round out the non-pattern based product offering, a total of 5 models, available in multiple finish options.

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

                  During the NAMM 2000 music trade show, Baldwin introduced significant changes to its flagship Artist Grand Piano line. Changes involved not only performance-based improvements to the touch response and tone quality of the instrument, but also new aesthetic features improving the overall look of the piano. These new products are scheduled to begin shipping in March, 2000.

                  In Music, in the third quarter of 1998, Baldwin began dealer shipments of a new line of grand pianos featuring the Company's new super high-gloss polyester finishes. These new pianos have a mirror-like appearance with proven customer appeal. The finish is extremely hard and durable, is resistant to chemicals, scratches or abrasions, and is easily repaired should it be damaged. This achievement was the culmination of years of planning. It was a team effort including long-term employees and newly-hired experts, thorough training, and a multi-million-dollar capital investment for state-of-the-art polyester finishing equipment. The Company is expanding the rate of production to meet the increase in demand. The Company believes that polyester finish is a prerequisite for entering into Asian and European piano markets. The Company believes approximately 70% of the grand pianos sold in the United States have a polyester finish.

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

                  In September, 1998, competing against a large field of technologically innovative consumer electronics products, ConcertMaster(TM) won top honors for technical excellence at the New Orleans EXPO '98 show of the Custom Electronic Design and Installation Association. Additional features, software and other capabilities are under development to further enhance the competitiveness of ConcertMaster(TM). The demand for Baldwin grand pianos continued to increase -- in no small part due to the consumer appeal of ConcertMaster(TM).

                  In early 2000, Baldwin also introduced a new player piano system called ConcertMaster CD. This new product is targeted at an entry level price point and is available as a field retrofit kit that can be installed on any brand of piano, new or used.

                           In electronic-based keyboard products, the Company uses outside sources for the development and production of its products, under strict specifications developed by the Company. Outsourcing has enabled the Company to benefit from other companies' expertise in advanced electronic technology and new material development and to minimize operating costs.

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

                  Plates from the manufacturing facility are made in accordance with stringent Baldwin performance requirements. Unlike traditional plates with very high scrap content, Baldwin's will be from a process that relies almost exclusively on virgin iron ore to produce plates of the very high chemical purity that the Company believes improves the sound of the piano and sets a standard for the piano industry.

                  The new arrangement and facilities generates significant cost advantages, a major improvement in quality and long-term pricing stability for this costly key component.

         MARKETING AND DISTRIBUTION

                  The Company distributes its keyboard musical instruments in North America through approximately 375 independent dealers. The Company also operates 15 Company-owned stores in seven large metropolitan areas.

                  In 1999, no single dealer accounted for more than 5.5% of the Company's keyboard musical instrument sales. The top ten dealers in terms of net sales accounted for approximately 27% of the Company's keyboard musical instrument sales, excluding sales through Baldwin's retail stores.

                  The Company's domestic unit sales leadership is attributable, in part, to its excellent dealer network. The Company believes that it has been able to attract and maintain dealers by offering a superior product line and numerous programs and services designed to assist dealers and promote the Company's products, including:

                  - A Concert and Artist program in which many of the world's most renowned pianists, composers, conductors, vocalists and musical institutions endorse Baldwin grand pianos. This provides Baldwin dealers with extensive national and local product publicity and a method of product differentiation. This promotes wide use of Baldwin's pianos in broadcast media and provides for in-store merchandising materials which promote these endorsements.

                  - A dealer support program, providing training, promotional programs and assistance, and sales incentives.

                  - Institutional loan programs, which provide for short term piano loans to universities followed by selling events at the end of the loan term.

                  - Sponsorship of educational activities, including piano competitions.


         CONSIGNMENT CONVERSION TO THIRD PARTY FINANCING

                  Under Baldwin's historical consignment inventory program, Baldwin placed Baldwin-owned inventory in dealers' retail showrooms, and charged the dealers interest for use of the consigned inventory after 90 days. The consigned pianos in a dealer's possession remained part of Baldwin's inventory until actually sold by the dealer. Baldwin was the sole piano manufacturer operating in the United States under a consignment program.

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

         TRUCKING

                  The Company ceased its Company-managed trucking of pianos to dealers during 1997, and converted these operations to an independent company which specializes in piano transport. Via a contractual arrangement, this independent trucking company absorbed the Company's leased fleet and provides cartage at rates competitive with the Company's. The benefits to the Company were three-fold:

         (1) The Company's delivery time to dealers was improved dramatically, particularly to dealers on the west coast of the U.S. because the transport company ships full loads on a more frequent basis utilizing the economies of scale of shipping pianos for many piano manufacturers.

         (2) The specialized expertise of the independent contractor reduced in-transit damage to the Company's pianos.

         (3) The Company reduced administrative costs and increased business focus by outsourcing trucking to an independent supplier.

         RETAIL STORES

                  The 15 Company-owned retail outlets are located in Atlanta, Georgia; Cincinnati, Ohio; Indianapolis and Fort Wayne, Indiana; Louisville and Lexington, Kentucky; and Memphis, Tennessee. These Company-owned retail outlets sell only Company piano lines and are generally situated in areas where they do not compete directly with the Company's independent dealers. The Company believes that the existence of Company-owned stores has not adversely affected the Company's good relationships with its independent dealers.

                  In addition to accounting for approximately 14% of the Company's total keyboard sales in 1999, Baldwin's retail stores provide the Company with the opportunity to test new retailing concepts and dealer promotional ideas. Baldwin's retail stores also provide a better understanding of dealer issues and provide a source of knowledgeable future management talent.

         INTERNATIONAL SALES

                  The Company's products are distributed in Canada through approximately 30 independent dealers representing approximately 3% of the Company's total keyboard sales in 1999. The Company markets products through a number of other international distributors in markets such as Mexico, France, Taiwan, Japan and England representing approximately 1% of the Company's total keyboard sales in 1999.

         MARKETS AND COMPETITION

                  The principal targets for the Company's acoustic and electronic pianos are families with children aged 6 to 12, young adults, and educational institutions.

                  In the U.S. the piano category has averaged approximately 5% to 6% growth over the past three years (1997; 1998; and 1999). Because available industry data reports unit sales from manufacturers to dealers, and not dealers to consumers, it is difficult to determine real consumption in any given year. Based on available information from a variety of sources, we believe 1998 and 1999 were atypical. The unusually strong growth reported by the industry in 1998 followed by a decline in 1999 is, in our view, a result of trade inventory loading in 1998. The dealers stocked up because the Asian economic crisis caused a surge of Asian piano imports into the U.S. at dramatically discounted piano pricing. Then in 1999 the dealers worked off their excess inventory before reordering. Therefore, we believe averages over several years are probably a better predictor of real category growth dynamics. Nevertheless, average growth of acoustic pianos in the past three years has been stronger than the previous three years, an indication of a strong domestic economy, a reduction in the number of used pianos in the marketplace, and strong media and public interest in newly published research linking keyboard study to enhance intellectual development.

                  Sales of the Company's keyboard products are affected by the market for used keyboard instruments, particularly used acoustic instruments, although the Company is unaware of any reliable data for evaluating the size or impact of these used instruments on the sales of new products. Company sales data include the sales of new instruments, as well as a small number of used and non-Baldwin instruments sold by the Company's retail stores. The revenue represented by these used or non-Baldwin instruments is nominal.

                  The Company competes with a number of domestic and foreign acoustic piano manufacturers based on price relative to tone quality, performance characteristics, styling, finish options and electronic enhancement options.

                  The Company believes that its domestic unit market share for new acoustic pianos was approximately 28% in 1997, approximately 24% in 1998 and approximately 22% in 1999. The Company believes that no single manufacturer has a domestic market share larger than the Company's. The Company's domestic market share for digital pianos was approximately, 6% in 1997, and 5% in 1998 and 1999.

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

         The Contract Electronics Division has increased resource investment, improved its work systems and expanded its customer/supplier partnerships. Since 1996, this Division has strategic partnerships with two of its top five customers. In one strategic partnership, Baldwin has enjoyed preferred supplier status - increasing the likelihood for preferential access to new business being outsourced by this customer. In the other, Baldwin has entered into long term supply arrangements that give the Company preferred supplier status for new business.

         The Contract Electronics Division is a full-service contract supplier, offering complete system-build services, including engineering, design, testing, repair and rework services, assembly of electronic and electromechanical products and order fulfillment. Baldwin engineering and operations personnel work closely with customers to take a concept or design, develop it, test it and turn it into a manufactured circuit board assembly or finished product component.

         The Company sells electronic assemblies to manufacturers through Company representatives and independent electronics manufacturers' representatives with territories covering 28 states. There are many contract manufacturers of electronic assemblies, and the Company does not have a significant share of the market of such products. In terms of sales, the Company believes that this Division is ranked in the top 65 out of approximately 1,000 contract electronics manufacturers in the U.S. The industry remains highly fragmented with predominantly small players and a few large ones. Baldwin has established a niche in low-to-medium volume assembly. This Division has developed a strong reputation among its customers in the consistency of its quality and flexibility in meeting rapidly changing customer demands.


RETAIL FINANCING OPERATIONS (DISCONTINUED OPERATIONS)

         The Company's retail financing units, "Retail Financing", operated through its installment financing subsidiary, Keyboard Acceptance Corporation
(KAC) and its lease finance subsidiary, Signature Leasing Company (SLC), created in 1997. Retail Financing provided point-of-sale consumer financing through keyboard dealers located throughout the United States. On March 10, 2000, Baldwin completed the sale of its two wholly owned retail financing units to Deutsche Financial Services Corporation (DFS). Baldwin received gross proceeds of $35 million. After transaction expenses, Baldwin expects to net approximately $32.5 million for an after-tax gain of $700,000, or 20 cents per share. Key elements of the transaction include commitments from Baldwin to continue to exclusively use KAC and SLC to service the retail financing needs of its company-owned stores and to use Baldwin's retail outlets to sell pianos repossessed by KAC and SLC. Baldwin also agreed to retain a contingent obligation for certain past-due installment receivables for a period of two years.

         DFS is a financially strong strategic buyer with extensive knowledge of the piano business. They are in an excellent position to maintain Retail Financing's long-term dealer relationships and continue the high quality service that Baldwin dealers have come to expect. Based on Baldwin's strong relationship with DFS, DFS's relationship with piano dealers, including Baldwin dealers, and other sources of available financing to piano consumers, the Company expects that the sale of Retail Financing will have no adverse impact on Baldwin's piano business going forward. Further, with the net proceeds of approximately $32.5 million from the sale of Retail Financing, the Company's balance sheet will be significantly deleveraged, strengthening Baldwin's remaining businesses.

         During the last few years Retail Financing had expanded its focus. In addition to financing keyboard products sold by Baldwin dealers, Retail Financing made its consumer financing available through music dealers that do not carry the Company's keyboard products.

         Retail Financing offered music dealers consumer financing programs which included competitive interest rates, leasing, rent-to-own options and prompt credit approval. In addition to these services, Retail Financing both originated and cooperated in special promotional programs with dealers.

         Prior to the March 2000 sale to DFS, Keyboard Acceptance Corporation maintained agreements to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million with General Electric Capital Corporation and affiliates. Those installment receivables which were not eligible for sale were retained. Retail Financing continued to service all installment receivables sold.

         At the time of each installment receivable sale, Retail Financing received cash equal to the unpaid balance of the contracts, less a purchase discount applied to the principal balance of the contracts sold. The purchase discount was adjusted at each receivable sale and was determined using the loss experience and effective yield of the portfolio. The buyer of the installment receivables earned interest on the outstanding principal balance of the contracts based upon a floating interest rate provision. Over the duration of the contracts, the difference between the actual yield on the installment contracts sold, and the amount retained by the buyer under the floating interest rate provision, was remitted to Retail Financing as a service fee.

         Under the sale agreement with the independent entity, Retail Financing was required to repurchase accounts that become more than 120 days past due or accounts that were deemed uncollectible by the independent purchaser. The repurchase price was equal to the remaining unpaid principal balance of the contract on the date repurchased, less the related purchase discount.

         At December 31, 1999, Retail Financing remained contingently liable on approximately $114 million of installment receivables. Retail Financing was responsible for all credit losses associated with the sold receivables. Historically, credit losses have been approximately one percent of the Retail Financing portfolio. Installment receivables were secured by the keyboard instruments.

         Prior to the fourth quarter of 1997, in the event of repossession of an instrument financed by Retail Financing, the dealer originally selling the instrument bore some risk of the bad debt loss, but had the right to sell the repossessed product. The dealer's potential liability to the Company was known as recourse. In the fourth quarter of 1997, in order to increase the number of contracts entered into, Retail Financing initiated a program of acquiring receivables without recourse, and the Company began selling repossessed pianos through its own retail stores -- primarily through a repossession center located in the Atlanta metropolitan area. The Company believes an adequate allowance has been provided for all uncollectible receivables.

MANUFACTURING

         The Company has integrated acoustic piano manufacturing capability beginning with the treatment of raw lumber; proceeding through the fabrication and finishing of the cabinetry and assembly of the inner workings; and culminating in the creation of a completed keyboard instrument. Since 1996, the Company has implemented an aggressive initiative to modernize and simplify its piano manufacturing operations.

         Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, improving cycle times, increasing capacity and usable space, and producing consistently higher-quality pianos for its dealer network and consumers.

         During the first half of 1999, Baldwin reduced its costs by approximately $2 million annually by consolidating the production of its Artist Grand pianos into its Trumann, Arkansas piano assembly plant, and ceasing assembly at Conway, Arkansas. Previous to this consolidation, Baldwin had been assembling some of Baldwin's Artist Grand pianos at the Trumann plant for over a year. Synchronous manufacturing techniques made the relocation possible. The Company incurred one-time expenses of $1.5 million and a capital investment of approximately $0.5 million in connection with this consolidation. The Company's polyester finishing operations at Conway were not affected.

         In September, 1999, Baldwin sold its Juarez, Mexico manufacturing facility to an unrelated third party for $7.2 million. The implementation of synchronous manufacturing techniques at our Juarez facility allowed the Company to maintain production using only a third of the space once required for the same operations. The Company's manufacturing in Juarez will remain in Juarez, but operating in a smaller, leased facility.

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


SEASONALITY

         The Company's business is somewhat seasonal in nature with fourth quarter musical products sales generally increasing during the holiday season. In 1999, the fourth quarter accounted for approximately 29% of net sales. This is slightly higher than fourth quarter results in the previous three years.



BACKLOG

         At both December 31, 1999 and 1998, the Company had sales orders for keyboard products of approximately $9 million and $5 million, respectively. The sales orders for electronic contracting totaled approximately $30 million at December 31, 1999 and 1998, respectively. These sales orders are not firm sales orders and are subject to cancellation by the ordering customers. The Company anticipates that all such 1999 orders will be filled during 2000.


WORKING CAPITAL

         The Company requires significant working capital to support its operations. The Company builds piano inventory levels during the year to support its high fourth quarter seasonal sales demand.

         The Company finances its working capital needs under a $35 million Revolving Credit Facility with Fifth Third Bank and Bank One

(formerly known as NBD Bank). The Company can terminate this Credit Facility at any time with sixty days' notice without penalty. Under the Credit Facility, the lenders have made available a line of credit based upon certain percentages of the carrying value of the Company's inventories and accounts receivable. Retail Financing had entered into agreements to sell substantially all of its installment receivable contracts up to a maximum outstanding principal amount of $150 million, subject to certain repurchase provisions, as described above under the caption "Retail Financing Operations".

         For more information about the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" incorporated herein and attached hereto as Exhibit 13.1.


EMPLOYEES

         As of December 31, 1999, the Company had approximately 1,500 full-time employees. Approximately 291 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800 and approximately 210 hourly workers at Fabricantes Tecnicos, S.A. (wholly-owned subsidiary of the Company) Juarez, Mexico facility are represented by the National Labor Union of Workers of Electronic Products. All other employees are not represented by collective bargaining units. The Company considers its relations with its employees to be good.

                               ITEM 2. PROPERTIES
                                       ----------

         The Company operates the following manufacturing facilities, all of which are owned, except for Juarez, Mexico, which is leased. These properties are pledged as collateral under the Company's various credit facilities.

      Location                              Industry Segment                      Principal Products
      --------                              ----------------                      ------------------
Greenwood, Mississippi                      Music and related                     Piano cases and wood
                                                                                  components

Conway, Arkansas                            Music and related                     Polyester Finishing

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


                            ITEM 3. LEGAL PROCEEDINGS
                                    -----------------

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

         The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 1999 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         The following are the Company's current executive officers. They have been elected by the Company's Board of Directors to serve until their respective successors are elected.

         KAREN L. HENDRICKS, age 52, is the Company's Chairman of the Board, Chief Executive Officer and President. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of The Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble

Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of ACNielsen Corporation and Columbia Energy Group.

         DUANE D. KIMBLE, age 39, is Executive Vice President, Chief Financial Officer and Corporate Secretary. Mr. Kimble joined the Company in August 1998 as Vice President, Strategic Planning and then was named Chief Financial Officer in December 1998. Prior to joining the Company, Mr. Kimble had been director of financial and operations analysis for Equistar Chemicals, L.P., a leading producer of industrial chemicals, since 1997. From 1986 to 1997, Mr. Kimble held a variety of key financial positions with Millennium Petrochemicals, Inc., the nation's largest domestic producer of polyethylene plastic.

         DANIEL B. BAKER, Age 48, is Senior Vice President, Worldwide Music Sales. Prior to joining Baldwin in November 1996, Mr. Baker was Vice President, Professional Health Care Systems, a startup professional healthcare company. Prior to October 1994, Mr. Baker spent 14 years in Sales at Procter & Gamble, leaving at the Division Manager level. Prior to his employment with P&G, Mr. Baker was in the U.S. Army (from 1973 to 1980), leaving the Army with the rank of captain.

         PERRY H. SCHWARTZ, age 61, is the Company's Senior Vice President and Treasurer. Mr. Schwartz joined the Company as Executive Vice President and Chief Financial Officer in November 1996 and then in December 1998, Mr. Schwartz was appointed to his current position. Prior to joining the Company, Mr. Schwartz served as Vice President and Chief Financial Officer of Richwood Pharmaceuticals, Inc., and from January 1994 to May 1996, he served as Senior Vice President and Chief Financial Officer of Brockway Standard Holdings Corporation. From October 1984 to January 1994, Mr. Schwartz was Senior Vice President and Chief Financial Officer of Heekin Can, Inc.

         There are no family relationships among any of the directors nor among any of the directors and any executive officers of the Company.

                                     PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

         The Company's common stock is not listed on any national securities exchange, and its principal United States trading market is through the Nasdaq Stock Market's National Market.

               Year 1999                                                      Year 1998
               ---------                                                      ---------
        Common Stock Price Range                                         Common Stock Price Range
--------------------------------------------                  ---------------------------------------------
Quarter              High            Low                      Quarter              High             Low
-------              ----            ---                      -------              ----             ---
First                $11 1/2         $7 1/2                   First                $17              $15 1/2
Second               $9 5/8          $7 1/8                   Second               $16 7/8          $14 7/8
Third                $9 1/4          $6                       Third                $15 3/4          $10 3/4
Fourth               $9 1/4          $7                       Fourth               $11 3/4          $ 8 1/2

         As of March 29, 2000, the number of outstanding shares of the Company's common stock was 3,462,826. The approximate number of record holders of such shares was 102.

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

                         ITEM 6. SELECTED FINANCIAL DATA
                                 -----------------------

         Incorporated by reference to Baldwin's 1999 Annual Report to Shareholders under the heading of "Baldwin Piano & Organ Company and Subsidiaries Five-Year Summary."

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Incorporated by reference to Baldwin's 1999 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ----------------------------------------
                                ABOUT MARKET RISK
                                -----------------

         Incorporated by reference to Baldwin's 1999 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       --------------------------------------------

         Incorporated by reference to the financial statements contained in Baldwin's 1999 Annual Report to Shareholders.

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

         The reports of KPMG on the Registrant's consolidated financial statements for the fiscal year 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the fiscal year ended December 31, 1997 and during subsequent interim periods, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report.

         Additional information regarding the change of accountants is contained in Baldwin's Form 8-K dated September 10, 1998 as filed with the Securities and Exchange Commission.



                                    PART III
                                    --------

                      ITEM 10. DIRECTORS OF THE REGISTRANT
                               ---------------------------

         The size of the Company's Board of Directors is currently fixed at seven members, each of whom holds office until the next annual meeting of the Company's shareholders. The date of the 2000 annual meeting has not yet been fixed, but is expected to be held in June 2000.

         The following persons are the current directors of the Company:

         KAREN L. HENDRICKS, age 52, is the Company's Chairman of the Board, Chief Executive Officer and President. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of The Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of ACNielsen Corporation and Columbia Energy Group.

         GEORGE E. CASTRUCCI, age 62, has served as a director of the Company since May 1987, and served as Chairman of the Board from August 1993 until December 1994. Prior to his retirement in March 1992, he served as Chairman and Chief Executive Officer of Great American Broadcasting Company, a Cincinnati-based broadcast company, and as President and Chief Operating Officer of its parent company, Great American Communications Company. Mr. Castrucci also currently serves as a director of LanVision Systems, Inc., The Ohio National Fund, Inc., and ONE Fund, Inc.

         WILLIAM B. CONNELL, age 59, has served as a director of the Company since July 1995. In January 1997, Mr. Connell was named Lead Director by the Board of Directors. Since 1994, he has also served as the Chairman of EDB Holdings, Inc., a privately-held company engaged in the international retail sale of optical eyewear, and has been a director since 1988. From 1990 to 1994, Mr. Connell served as President and Vice Chairman of Whittle Communications, a limited partnership which specialized in multi-media services. Mr. Connell was formerly Vice President of the Procter & Gamble Company from 1984 to 1989. He also currently serves as a director of Remington Products Company and Information Resources, Inc.

         HERBERT A. DENTON, age 52, is President and co-founder of Providence Capital, Inc., a private merchant bank and registered broker dealer. He was formerly a managing director with Jeffries & Company, Inc. of New York. Mr. Denton sits on the board of directors for Chic by H.I.S., Inc. and Mesa Air Group, Inc.

         JOHN H. GUTFREUND, age 70, is President of Gutfreund & Company, Inc., a New York based financial consulting firm which specializes in advising select corporations and financial institutions in the United States, Europe and Asia. Mr. Gutfreund was the former Chairman and Chief Executive Officer of Salomon Brothers from 1981 to 1991. He also currently serves as a director of Foamex International Inc., LCA-Vision, Inc., Universal Bond Fund, Ascent Assurance, Inc., Evercel, Inc. and AMBI, Inc.

         JOSEPH H. HEAD, JR., age 67, has been a director of the Company since May 1987 and was previously a director from November 1983 until June 1986. He also served as Secretary of the Company from its formation until May 1989. Mr. Head is Chairman, former Chief Executive Officer and a director of Atkins & Pearce, Inc., a manufacturer of industrial textiles, since 1990. He also currently serves as a director of Fifth Third Bancorp, since 1987.

         ROGER L. HOWE, age 65, has been a director of the Company since August 1993. Mr. Howe was formerly the Chairman of the Board of U.S. Precision Lens, Inc., a manufacturer of optical components used in industrial and consumer products. Mr. Howe retired from U.S. Precision Lens, Inc. on September 1, 1997, where he had been employed in various executive positions since 1970. He also currently serves as a director of Convergys Corporation, Cintas Corporation, and Firstar Corporation.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
                           -----------------------------------------

         To the best of the Company's knowledge, all of the Company's directors, officers and 10% or more shareholders have timely filed with the Securities and Exchange Commission all reports required to be so filed pursuant to Section 16 of the Securities Exchange Act of 1934 for the Company's 1999 fiscal year.

                         ITEM 11. EXECUTIVE COMPENSATION
                                  ----------------------

SUMMARY COMPENSATION TABLE

         The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by the Company's Chief Executive Officer, each of the Company's other four most highly compensated executive officers in 1999 and one additional individual who would have been one of the Company's most highly compensated executive officers if he had still been an executive officer of the Company on December 31, 1999. Information is provided for each of the last three fiscal years or such shorter period during which the named executive served as an executive officer of the Company.

                                                                       Long Term Compensation
                                                                               Awards
                                                                  ----------------------------------
                                         Annual Compensation     Restricted Securities
                                    -----------------------------  Stock    Underlying   All Other
Name and                                     Salary      Bonus     Awards     Options Compensation
Principal Position                   Year    (1)($)     (2)($)     (3)($)       (#)     (4)($)
------------------                   ----    ------     ------     ------       ---     ------
Karen L. Hendricks                   1999   $372,000   $    -0-     10,000     10,000   $ 13,245
  Chairman, Chief Executive          1998    350,000        -0-        -0-     10,000     30,039
  Officer and President              1997    350,000     98,000     12,500     29,000     27,100

Duane D. Kimble                      1999    175,000        -0-        -0-      4,000   $ 19,426
  Executive Vice President,          1998     67,282        -0-        -0-     10,000     12,373
  Chief Financial Officer            1997        -0-        -0-        -0-        -0-        -0-
  And Corporate Secretary

Daniel B. Baker                      1999   $144,130        -0-        -0-      2,500   $  4,825
  Senior Vice President,             1998    132,275        -0-        -0-      2,500      9,529
  Music Sales                        1997    115,000     24,200        -0-      2,000      5,158

George C. Huebner(5)                 1999   $129,229   $ 15,000        -0-      3,000   $  5,938
   Former Senior Vice                1998    120,750     39,159        -0-      3,000      8,591
   President and General             1997    116,917      8,962        -0-      3,000      7,783
   Manager, Keyboard
   Acceptance Corporation

Perry H. Schwartz                    1999   $143,833        -0-        -0-        -0-   $  2,827
   Senior Vice President and         1998    186,000        -0-        -0-      2,500     13,306
   Treasurer                         1997    180,000     30,240        -0-      3,000      7,049

Randolph R. Marks(6)                 1999   $160,000        -0-        -0-      5,000   $ 20,046
   Former Executive Vice             1998    215,000     38,700        -0-     20,000     19,775
   President, Piano Operations       1997        -0-        -0-        -0-        -0-        -0-

(1) Includes amounts contributed by the following named executives to the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees and the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan as elective salary reduction contributions.

                                                               1999                      1998                  1997
                                                               ----                      ----                  ----
         Karen L. Hendricks                                 $21,160                   $20,500               $20,000
         Duane D. Kimble                                     15,730                     6,198                   -0-

         Daniel B. Baker                                     12,712                     7,817                 6,797
         George C. Huebner                                    7,122                     7,666                 6,910
         Perry H. Schwartz                                    4,315                    10,993                 5,400
         Randolph R. Marks                                   12,942                    12,185                   -0-

(2) The bonuses are shown for the years earned, but were paid in the following year except for Mr. Huebner's 1999 bonus which was paid in 1999. That bonus was for the purpose of inducing Mr. Huebner to assist with the transition of the Keyboard Acceptance Corporation operations to its buyer.

(3) In 1994, the Company's Board of Directors adopted the Company's 1994 Long Term Incentive Plan pursuant to which awards of restricted stock based upon the Company's stock performance in comparison to the Russell 2000 index could be made. No shares of restricted stock have been earned to date under this Plan. The 12,500 shares of restricted stock granted to Ms. Hendricks in 1997 were issued pursuant to the terms of her employment agreement with the Company. The 10,000 shares of restricted stock granted to her in 1999 were issued pursuant to the Company's 1998 Omnibus Stock Plan and will vest 100% on the third anniversary of the grant date. At December 31, 1999, 15,000 shares of restricted stock granted to Ms. Hendricks were unvested and had a market value of $127,500.

(4) "All Other Compensation" includes, as shown below, amounts contributed by the Company under the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees; amounts contributed by the Company under the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan; group term life insurance premiums paid by the Company on policies obtained by the Company for all employees; relocation expenses incurred by Mr. Marks and Mr. Kimble; special incentive payments to Messrs. Kimble and Marks; life insurance premiums paid by the Company for $500,000 of executive life insurance on the life of Ms. Hendricks; and insurance premiums paid by the Company for supplemental disability coverage for Ms. Hendricks providing $10,000 in excess disability coverage per month. The net proceeds of the executive life policy is payable to the estate of Ms. Hendricks.

                             ALL OTHER COMPENSATION
                             ----------------------

                             1999      1998      1997
                          -------   -------   -------
Karen L. Hendricks
------------------
   Retirement Plan        $11,160   $23,939   $21,000
   Executive Insurance          0     2,400     2,400
   Disability Insurance       885     1,480     1,480
   Group Life Insurance     1,200     2,220     2,220
                          -------   -------   -------
       Totals             $13,245   $30,039   $27,100
                          =======   =======   =======

Duane D. Kimble
---------------
   Retirement Plan        $ 2,850   $     0   $     0
   Group Life Insurance       576       355         0
   Relocation Expenses          0    12,018         0
   Incentive Payment       16,000         0         0
                          -------   -------   -------
         Totals           $19,426   $12,373         0
                          =======   =======   =======

Daniel B. Baker
---------------
   Retirement             $ 4,324   $ 8,663   $ 4,425
   Group Life Insurance       501       866       733
                          -------   -------   -------
          Totals          $ 4,825   $ 9,529   $ 5,158
                          =======   =======   =======

George C. Huebner
-----------------
   Retirement Plan        $ 5,502   $ 7,783   $ 7,015
   Group Life Insurance       436       808       768
                          -------   -------   -------
         Totals           $ 5,938   $ 8,591   $ 7,783
                          =======   =======   =======

Perry H. Schwartz
-----------------
   Retirement Plan        $ 2,158   $12,067   $ 5,850
   Group Life Insurance       669     1,239     1,199
                          -------   -------   -------
         Totals           $ 2,827   $13,306   $ 7,049
                          =======   =======   =======

Randolph R. Marks
-----------------
   Retirement Plan        $ 6,570   $     0   $     0
   Group Life Insurance       576     1,315         0
   Relocation Expenses          0    18,460         0
   Incentive Payment       12,900         0         0
                          -------   -------   -------
       Totals             $20,046   $19,775   $     0
                          =======   =======   =======


(5) Mr. Huebner's employment with the Company terminated on March 10, 2000 in connection with the sale of Keyboard Acceptance Corporation.

(6) The Company hired Mr. Marks effective January 1, 1998. His employment terminated effective August 13, 1999.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

         The Company entered into a new Employment Agreement with Karen L. Hendricks in June 1997, which was amended in September 1999. Pursuant to the terms of her Employment Agreement, Ms. Hendricks will be employed as the Chief Executive Officer, President and Chairman of the Board of the Company and she will be nominated as a director for each year of her employment. Her Employment Agreement provides that Ms. Hendricks will continue in the Company's employ until August 31, 2002, and thereafter, without a specified term, until terminated by the Company or Ms. Hendricks. Ms. Hendricks will receive an annual base salary of no less than $350,000. She will participate in the Company's management incentive plans at the highest participant level and will receive all other benefits normally accorded to the Company's senior officers. Ms. Hendricks' Employment Agreement further provides that, in addition to the customary insurance provided to Company employees, the Company will purchase a $500,000 term life insurance policy on her life payable to her beneficiaries and supplemental disability coverage providing $10,000 in excess disability coverage per month. As an added inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement further provided that she would receive a grant of an additional 19,000 non-qualified stock options, such options having an exercise price equal to the fair market value of the Company's Common Stock as of such date. As a further inducement for Ms. Hendricks to enter into the Employment Agreement, her Employment Agreement provided that she would receive a restricted stock grant of 12,500 shares of the Company's common stock in 1997, with 20% of such shares vesting on execution of the Employment Agreement and the remaining shares vesting 20% on January 1 of each year through January 1, 2001, but only if Ms. Hendricks is employed by the Company on such vesting dates. In March 1999, Ms. Hendricks was granted 10,000 additional shares of restricted stock pursuant to the Company's 1998 Omnibus Stock Plan which will vest 100% on the third anniversary of the grant date. Her Employment Agreement provides that she may receive additional restricted stock grants in the future.

         Ms. Hendricks' Employment Agreement provides that in the event the Company terminates her employment without cause, the Company will continue to pay her as severance pay her normal monthly salary for 36 months following termination. At Ms. Hendricks' option, she may elect to be paid a single lump sum, discounted to present value, within thirty (30) days following termination. In the event the Company terminates Ms. Hendricks' employment without cause, the Company shall also pay the cost of out placement services for Ms. Hendricks up to an amount equal to 15% of her annual base salary at the time her employment is terminated. In the event Ms. Hendricks is terminated for cause, she shall receive her salary through the effective date of termination and all incentive payments earned by but not yet paid to her prior to such date. Such amounts shall be paid by the Company within 30 days of the effective date of such termination. Ms. Hendricks' Employment Agreement contains covenants by Ms. Hendricks not to compete with the Company for a period of one year after termination of her Employment Agreement by Ms. Hendricks or by the Company for cause or upon her disability.

         If Ms. Hendricks voluntarily terminates her employment with the Company for any reason prior to December 1, 2001, she shall receive her salary through the effective date of termination and all incentive payments earned but not yet paid to her prior to such date. If Ms. Hendricks voluntarily terminates her employment with the Company for any reason after December 1, 2001 and (1) she delivers written notice to the Board of Directors of such termination, (2) such termination is effective no later than nine months after receipt of that notice by the Board of Directors, (3) she devotes her full time efforts to her responsibilities to the Company through the effective date of her termination,
(4) no circumstances exist that would constitute termination for cause, and (5) she cooperates in good faith with the Board of Directors to recruit a qualified successor and, if a successor is recruited prior to her termination, to accomplish an effective transition, then Ms. Hendricks will be entitled to the same severance payment described above as if she had been terminated without cause by the Company.

         The Company has entered into agreements with Karen L. Hendricks, Daniel
B. Baker, Duane D. Kimble, and Perry H. Schwartz (the "Change in Control Agreements"). These Change in Control Agreements provide that if there is a change in control of the Company and such executive officer's employment with the Company is terminated within a stated time period thereafter, the Company must pay certain compensation and provide certain perquisites to the executive officer. The Change in Control Agreements have a term of five years, except for Ms. Hendricks' agreement which expires on August 31, 2003.

         Ms. Hendricks' Change in Control Agreement provides that if a change in control occurs during the term of the agreement and either the Company or Ms. Hendricks terminates her employment under the circumstances described below, then, Ms. Hendricks will receive 2.99 times the average annual salary and average annual bonus and/or incentive compensation that she received over the five years immediately preceding her termination. At Ms. Hendricks' option, such severance compensation may be paid by the Company over 36 months or in a lump sum discounted to present value. The change in control payment to Ms. Hendricks will become payable in the following circumstances: (1) termination of her employment, with or without cause, within three years following any change in control other than a change in control related to the Company's sale simultaneously or sequentially of all or substantially all of the assets of operations of any two of the Company's three businesses of music, contract electronics or finance; (2) termination of her employment within 45 days prior to a change in control relating to the sale of two divisions, for reasons other than for cause; and (3) termination of her employment within three years following a change in control relating to the sale of two divisions, either by the Company without cause or by Ms. Hendricks for any reason, provided that if termination is by Ms. Hendricks she delivers nine months' prior written notice of termination to the Board of Directors and satisfies the same conditions described above as would entitle her to receive a severance payment under her employment agreement if she were to terminate her employment after December 1, 2001. No change in control payment shall be paid if the termination of Ms. Hendricks' employment is due to her death, disability or retirement after her normal retirement date.

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

         The Change in Control Agreements of Messrs. Baker, Kimble, and Schwartz are substantially identical. Pursuant to Mr. Kimble's Change in Control Agreement, if a change in control occurs during the term of the agreement and the Company terminates his employment, either by actual termination or by constructive termination, within two years after the change in control or within 45 days prior to the change in control, then Mr. Kimble will receive two times his average annual salary and average annual bonus and/or incentive compensation that he received over the five years immediately preceding his termination. Pursuant to the Change in Control Agreements for Messrs. Baker and Schwartz, if a change in control occurs during the term of the agreement and the Company terminates the employment of the executive officer within one year after the change in control, the executive officer will receive the average annual salary and average annual bonus and/or incentive compensation that he received over the five years immediately preceding his termination. At the executive officer's option, such severance compensation may be paid by the Company over 24 months (in the case of Mr. Kimble) and over 12 months (in the case of Messrs. Baker and Schwartz) or in a lump sum discounted to present value. These Change in Control Agreements further provide that health and life insurance coverage will be maintained at the level in existence at the time of his termination, and that the executive officer will be fully vested and continue his participation in all employee retirement plans maintained by the Company on the date of his termination, either for 24 months (in the case of Mr. Kimble) and for 12 months (in the case of Messrs. Baker and Schwartz) or until the executive officer becomes employed by any other employer. Also, pursuant to these Change in Control Agreements, the executive officers are subject to an agreement not to compete with the Company for one year following the date of termination.

         The Change in Control Agreements for each of Ms. Hendricks and Messrs. Baker, Kimble, and Schwartz also provide that all stock options, restricted stock and other incentive awards granted to such executive officers will, upon termination of employment, immediately vest in full and the executive officers will be entitled to receive immediately upon termination the cash value of any long term incentives payable under any long term incentive compensation plans maintained by the Company on the date of termination.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding grants by the Company of stock options to each of the named executives during 1999.


                                       Individual Grants(1)
                                       -------------------
                                                                                                           Potential Realizable
                                  Number of        % of Total                                                 Annual Rate of
                                 Securities           Options                                                  Stock Price
                                 Underlying        Granted to                                                Appreciation for
                                    Options         Employees      Exercise or                                Option Terms(4)
                                    Granted         in Fiscal       Base Price        Expiration              ---------------
     Name                            (#)(2)           Year(3)        ($/Share)              Date             5%($)           10%($)
-------------------                --------        ----------      -----------        ----------          --------        ---------
Karen L. Hendricks                   10,000             20.8%           $7.625          04/12/09           $47,953         $121,523
Duane D. Kimble                       4,000              8.3%           $7.625          04/12/09           $19,181          $48,609

Daniel B. Baker                       2,500              5.2%           $7.625          04/12/09           $11,988          $30,381

George C. Huebner                     3,000             6.25%           $7.625          04/12/09           $14,386          $36,457
Perry H. Schwartz                         0               ---              ---               ---                 0                0
Randolph R. Marks                     5,000             10.4%           $7.625          04/12/09           $23,977          $60,762

-------------

(1)      All grants were made at the fair market value on the grant date.

(2) Options vest over a four year period, 20% on the grant date and 20% on each anniversary of the grant date.

(3) Total options granted to all executive officers and other employees of the Company in 1999 were for an aggregate of 48,000 shares of Common Stock.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
     VALUES

         The following table sets forth certain information regarding individual exercises of stock options during 1999 by each of the named executives.

                                                            Number of
                                                            Securities       Value of
                                                            Underlying      Unexercised
                                                            Unexercised    In-the-Money
                                                             Options at     Options at
                                                              12/31/99       12/31/99
                                Shares
                             Acquired on      Value        Exercisable/     Exercisable/
                               Exercise     Realized       Unexercisable   Unexercisable
Name                             (#)           ($)           (1)   (#)      (2) (3) ($)
----------------------      ------------    --------       -------------   -------------
Karen L. Hendricks               -0-         $  -0-           131,400/      $ 41,750/
                                                               27,600          7,000

Duane D. Kimble                  -0-            -0-             4,800/      $    700/
                                                                9,200          2,800

Daniel B. Baker                  -0-            -0-             8,700/      $    438/
                                                                5,800          1,750


George C. Huebner                -0-            -0-            17,400/      $    525/
                                                                9,600          2,100

Perry H. Schwartz                -0-            -0-            10,800/      $      0/
                                                                4,700              0

Randolph R. Marks                -0-            -0-                 0/      $      0/
                                                                    0              0


(1) See note (2) to the table appearing under "Option Grants in Last Fiscal Year" regarding the vesting of options granted in 1999.

(2) The shares of the Company's Common Stock issuable upon the exercise of non-qualified stock options (except as noted below), have not been registered under the Securities Act of 1933 ("1933 Act"). Generally, such shares may not be resold by the holder for a minimum period of one year following exercise of the option. The shares of the Company's Common Stock issuable upon the exercise of outstanding stock options granted under the Company's 1994 Incentive Stock Option Plan and 1998 Omnibus Stock Plan, and the shares issuable upon the exercise of 100,000 non-qualified stock options granted to Ms. Hendricks under her employment agreement, have been registered under the 1933 Act and generally can be resold immediately upon exercise.

(3) Based on a December 31, 1999 closing sale price on the Nasdaq National Market of $8.50 per share.

COMPENSATION OF DIRECTORS

         In 1999, non-employee directors of the Company were compensated for serving on the Board of Directors and the committees thereof, in the amount of $10,000 per year, payable in quarterly installments, and received an additional $900 for each Board of Directors meeting and each committee meeting attended in person or by telephone. Such directors are reimbursed for all reasonable expenses incurred in connection with their services and receive an annual grant of 2,000 non-qualified stock options under the 1998 Omnibus Stock Plan having an exercise price equal to the market price on the date of the grant. Ms. Hendricks receives no additional compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Head and Howe comprised the Company's entire Executive Compensation Committee during 1999, and were both non-employee directors of the Company. No director or executive officer of the Company serves on any board of directors or compensation committee of any entity which compensates Messrs. Head or Howe.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

         The following table sets forth information regarding all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock as of March 16, 2000.

                                       Amount and
                                       Nature of
     Name and Address of               Beneficial           Percent of
     Beneficial Owner(1)               Ownership               Class
     -------------------               ---------               -----

Heartland Advisors, Inc.............  727,100(1)(2)           21.1%

Cameron Baird Foundation............  455,400(3)              13.2%

Bolero Investment Group, L.P........  403,569(4)              11.7%

State of Wisconsin Investment
 Board..............................  300,000(5)               8.7%

Dimensional Fund Advisors Inc.        285,500(6)               8.3%

Herbert A. Denton...................  262,300(7)               7.6%

Franklin Resources, Inc. ...........  173,600(8)               5.0%

-------

(1) Based upon the Schedule 13D's and Schedule 13G's provided to the Company by the named shareholders: the address of Heartland Advisors, Inc. is 790 North Water Street, Milwaukee Wisconsin 53202; the address of Cameron Baird Foundation is 1350 One M&T Plaza, Buffalo, New York 14203; the address of State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707; the address of Bolero Investment Group, L.P. is 25 S.E. 2nd Avenue, Suite 720, Miami, Florida 33131; the address of Herbert A. Denton is 730 Fifth Avenue, New York, New York 10019; the address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401; and the address of Franklin Resources, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404.

(2) Pursuant to Amendment No. 8 to Schedule 13G dated January 12, 2000, Heartland Advisors, Inc., last informed the Company that it is a registered investment adviser that may be deemed the beneficial owner of 727,100 shares of Common Stock. Heartland Advisors, Inc.

         has sole dispositive power and sole voting power over all 727,100 shares.

(3) Pursuant to Amendment No. 2 to Schedule 13D dated March 23, 2000 filed by The Cameron Baird Foundation (the "Foundation"), Brent D. Baird, Anne S. Baird, Bridget B. Baird, successor trustee, Jane D. Baird, Bruce C. Baird, Brian D. Baird, successor trustee, and Aries Hill Corp.(collectively, the "Baird Parties"), the Baird Parties beneficially own 455,400 shares of Common Stock in the aggregate. The Baird Parties have informed the Company that the Foundation is a charitable private foundation, that Aries Hill Corp., is a private holding company owned by various members of the Baird family, and that the other Baird Parties are individuals and/or individuals serving as trustees of various trusts under trust agreements with Cameron Baird and Flora M. Baird. Each of the Baird Parties has sole voting and dispositive power over the number of shares as follows: the Foundation--199,000 shares; Brent D. Baird--35,000 shares; Anne S. Baird--10,000 shares; Bridget B. Baird, successor trustee--69,700 shares; Jane D. Baird--100,000 shares; Bruce C. Baird--10,000 shares; Brian D. Baird, successor trustee--20,000 shares; and Aries Hill Corp.--11,700 shares.

(4) Pursuant to Amendment No. 14 to Schedule 13D filed on January 18, 2000 by Bolero Investment Group, L.P. ("Bolero"), Kenneth W. Pavia, Sr. ("Pavia"), FHI, Inc. ("FHI"), Florence Partners Inc. ("Florence") and Charles Powers ("Powers") (collectively, "Bolero Investment Group, et. al"), Bolero, a limited partnership whose principal business is investing in marketable securities, directly owns 300,260 shares of Common Stock. FHI, whose principal business is private investment banking, directly owns 51,000 shares of Common Stock, and Florence, a corporation whose principal business is investing in marketable securities, directly owns 52,309 shares of Common Stock. As a result, Pavia, whose principal business is to make and hold investments, and who is the sole general partner of Bolero and the founder, a director, and the sole executive officer and shareholder of FHI and the managing director of Florence, may be deemed the beneficial owner of 403,569 shares of Common Stock. Powers, whose principal business is to make and hold investments, and who is the sole director, executive officer and shareholder of Florence, and a limited partner of Bolero, may be deemed the beneficial owner of 52,309 shares of Common Stock. In these Amendments, Messrs. Pavia and Powers have disclaimed beneficial ownership of the shares that may be attributed to them and the reporting persons have stated that they have not affirmed the existence of a "group" as defined in Section 13(d) of the Securities Exchange Act of 1934.

(5) Pursuant to Amendment No. 6 to Schedule 13G dated February 10, 2000, State of Wisconsin Investment Board last informed the Company that it is a government agency which manages public pension funds and that it may be deemed the beneficial owner of 300,000 shares of Common Stock. State of Wisconsin Investment Board has sole dispositive power and sole voting power over all 300,000 shares.

(6) Pursuant to Amendment No. 1 to Schedule 13D dated September 9, 1999, Herbert A. Denton is the beneficial owner of 260,300 shares of Common Stock. Of these shares, 185,300 are owned of record by U.S. Value Investment Co., plc ("USVI") to which Mr. Denton is sole advisor, and 75,000 are owned of record by Providence Investors, LLC, to which Mr. Denton is co-advisor. Mr. Denton and USVI may be deemed to have sole power to vote and dispose of 185,300 shares and Mr. Denton is deemed to have shared power to vote and dispose of 75,000 shares. Mr. Denton also has the right to acquire 2,000 shares of Common Stock pursuant to outstanding stock options granted by the Company to him upon his becoming a director of the Company in September 1999.

(7) Pursuant to Schedule 13G, as last amended dated February 4, 2000, Dimensional Fund Advisors Inc. stated that it is a registered investment adviser that may be deemed the beneficial owner of 285,500 shares of Common Stock as a result of its role as investment advisor to four investment companies and investment manager to certain other investment vehicles, including commingled group trusts. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares. Dimensional Fund Advisors Inc. has sole dispositive power and sole voting power over all 285,500 shares.

(8) Pursuant to Amendment No. 2 to Schedule 13G, dated January 13, 2000, Franklin Resources, Inc. ("Franklin") last informed the Company that it is a holding company through which it is the beneficial owner of 173,600 shares of Common Stock. Franklin's investment subsidiary, Franklin Mutual Advisers, LLC, is an investment advisor that has sole dispositive power and sole voting power over all 173,600 shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding the ownership of Common Stock of the Company for each director, each nominee, each named executive and all executive officers and directors as a group as of March 16, 2000.

                                            Amount and
                                            Nature of
                                            Beneficial            Percent of
    Name of Beneficial Owner                Ownership               Class
    ------------------------                ---------               -----

CURRENT DIRECTORS AND NOMINEES

Karen L. Hendricks .................        196,500(1)(2)            5.6%

Herbert A. Denton ..................        262,300(2)               7.6%

Joseph H. Head, Jr .................         30,000(2)               0.9%

Roger L. Howe ......................         29,000(2)               0.9%

George E. Castrucci ................         22,000(2)               0.6%

William B. Connell .................         11,000(2)               0.3%

John H. Gutfreund ..................         14,000(2)               0.4%

NAMED EXECUTIVE OFFICERS

Duane D. Kimble ....................         19,000(1)               0.5%

Daniel B. Baker ....................         14,500(1)               0.4%

George C. Huebner ..................         24,000(1)               0.7%

Perry H. Schwartz ..................         15,500(1)               0.4%

Randolph R. Marks ..................          5,000                  0.1%

All executive officers and directors
 as a group (10 persons) ...........        613,800(1)(2)           16.4%

-----------

(1) Includes shares owned beneficially subject to the holder's right to exercise outstanding incentive stock options: 40,000 shares for Ms. Hendricks, 24,000 shares for Mr. Huebner, 15,500 shares for Mr.

         Schwartz, 14,000 shares for Mr. Kimble and 14,500 shares for Mr. Baker.

(2) Includes shares owned beneficially subject to the holder's right to exercise outstanding non-qualified stock options: 119,000 shares for Ms. Hendricks, 20,000 shares for each of Messrs. Head and Castrucci, 14,000 shares for Mr. Howe, 10,000 shares for Mr. Connell, 4,000 shares for Mr. Gutfreund and 2,000 shares each for Messrs. Denton and Huebner.

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

         At any time after a person becomes an Acquiring Person and before the acquisition by a person or group of 50% or more of the outstanding Voting Shares (other than pursuant to a Qualifying Offer), the Company's Board of Directors, may, at its option, issue Common Stock in mandatory redemption of, or in exchange for, all or part of the then outstanding and exercisable Rights (other than Rights owned by such Acquiring Person or group which would become null and void) at an exchange ratio of one share of Common Stock for each two shares for which each Right is then exercisable, subject to adjustment.

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

         The terms of the Rights may be amended by the Company's Board of Directors without the consent of the holders of the Rights, including an amendment to extend the Final Expiration Date, and, provided a Distribution Date has not occurred, to extend the period during which the Rights may be redeemed, except that after the Distribution Date no such amendment may materially and adversely affect the interests of the holders of the Rights.

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

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV
                                     -------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
             ----------------------------------------------------------------

(a)  FINANCIAL STATEMENT SCHEDULES

1.1 The following Consolidated Financial Statements of Baldwin Piano & Organ Company and Subsidiaries are incorporated by reference to Baldwin's 1999 Annual Report to Shareholders, which is attached hereto as Exhibit 13.1.


                                                                        Annual Report
                                                                         Page Number
                                                                         -----------
              Independent Auditors' Report
              for the years ended December 31, 1999 and 1998.               6


              Consolidated Statements of Earnings,
              years ended December 31, 1999, 1998 and 1997.                 7

              Consolidated Statements of Shareholders' Equity,
              years ended December 31, 1999, 1998 and 1997.                 8

              Consolidated Balance Sheets,
              as of December 31, 1999 and 1998.                             9

              Consolidated Statements of Cash Flows,
              years ended December 31, 1999, 1998 and 1997.                10

              Notes to Consolidated Financial Statements,
              years ended December 31, 1999, 1998 and 1997.                11


                                                                      Page Number
                                                                      -----------
1.2  Independent Auditors' Report (including Schedule)
     for the year ended December 31, 1997.                                 51

2.1  Consolidated Financial Statement Schedules of
     Baldwin Piano & Organ Company and Subsidiaries:

              Independent Auditors' Report                                 52

              Schedule for the years ended
              December 31, 1999, 1998 and 1997:
                  VIII.  Valuation and Qualifying Accounts.                53

              All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b)  REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on December 10, 1999 announcing that the Company had entered into an agreement to sell its retail financing operations as conducted by Keyboard Acceptance Corporation and Signature Leasing Company to Deutsche Financial Services Corporation. On March 27, 2000, the Company filed a report on Form 8-K disclosing the completion of such sale on March 10, 2000.

(c)      EXHIBITS

2.1 Stock Purchase Agreement dated December 8, 1999 between the Company and Deutsche Financial Services Corporation. (23)

3.1      Certificate of Incorporation of the Company, as amended. (1)

3.2      Amended and Restated Bylaws of the Company dated as of February 10,
         1997. (9)

4.1 Rights Agreement dated as of October 12, 1998 between the Company and the Provident Bank as Rights Agreement. (15)


            MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS
            =========================================================


10.1 Baldwin Piano & Organ Company Retirement Plan for Salaried Employees, as amended. (1)

10.2 Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated September 28, 1984. (1)

10.3     Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan. (4)

10.4     Baldwin Piano & Organ Company 1994 Management Incentive Plan. (5)

10.5     Baldwin Piano & Organ Company 1994 Long Term Incentive Plan. (5)

10.6     Baldwin Piano & Organ Company 1998 Omnibus Stock Plan. (16)

10.7 Agreement of Employment between the Company and Karen L. Hendricks dated as of June 19, 1997. (10)

10.8 Amendment to Agreement of Employment between the Company and Karen L. Hendricks dated September 1, 1999. (22)

10.9 Change in Control Agreement between the Company and Karen L. Hendricks dated June 26, 1996. (7)

10.10    Amendment to Change in Control Agreement between the Company and Karen
         L. Hendricks dated September 17, 1999. (22)

10.11 Form of Indemnification Agreements between the Company and the Company's Officers and Directors dated June 30, 1986 and accompanying schedule. (1)

10.12 Change in Control Agreement between the Company and Stephen P. Brock dated June 11, 1996. (7)(8)

10.13    Amendment to Change in Control Agreement between the Company and Duane
         D. Kimble dated September 24, 1999. (22)

10.14 Letter of employment between the Company and Duane D. Kimble as Senior Vice President, Strategic Planning, dated as of June 30, 1998. (20)

10.15 Agreement of Employment between the Company and Perry H. Schwartz dated as of November 5, 1996, as amended on November 11, 1996. (11)

10.16    Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan.
         (2)

10.17 Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (2)

OTHER CONTRACTS AND ARRANGEMENTS


10.18 Credit Agreement by and among the Company as Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997 (excluding nonmaterial exhibits). (14)

10.19 First Amendment dated October 16, 1997 to the Credit Agreement by and among the Company as Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997.
         (14)

10.20 Second Amendment to Credit Agreement, among the Company and The Fifth Third Bank and NBD Bank, N.A., dated April 27, 1998. (17)

10.21 Third Amendment to Credit Agreement, among the Company and The Fifth Third Bank and NBD Bank, N.A., dated June 19, 1998. (18)

10.22 Fourth Amendment to Credit Agreement, among the Company and The Fifth Third Bank and NBD Bank, N.A., dated September 21, 1998. (19)

10.23 Fifth Amendment to Credit Agreement, among the Company and the Fifth Third Bank and NBD Bank, N.A. dated January 29, 1999 (21)

10.24 Sixth Amendment to Credit Agreement, among the Company and the Fifth Third Bank and Bank One, Indiana (formerly NBD Bank) dated July 15, 1999. (22)

10.25 Waiver and Seventh Amendment to Credit Agreement, among the Company and the Fifth Third Bank and Bank One, Indiana dated December 3, 1999

10.26 Waiver and Eighth Amendment to Credit Agreement, among the Company and the Fifth Third Bank and Bank One, Indiana dated February 28, 2000.

10.27 Form of Subsidiary Security Agreement dated October 16, 1997 between the Fifth Third Bank and certain subsidiaries of the Company. (12) (14)

10.28 Form of Subsidiary Guaranty dated October 16, 1997 by certain subsidiaries of the Company in favor of the Fifth Third Bank and NBD Bank, N.A. (13) (14)

10.29 Amended and Restated Term Loan Agreement, among the Company, Baldwin Piano Company (Canada) Limited, The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company, The Fifth Third Company and NBD Bank, N.A., dated May 15, 1998.(18)

10.30 First Amendment to Amended and Restated Term Loan Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank) dated July 15, 1999. (22)

10.31 Waiver and Second Amendment to Amended and Restated Term Loan Agreement among the Company, Fifth Third Bank and Bank One, Indiana (formerly NBD
         Bank) dated December 3, 1999.

10.32 Amended and Restated Inventory Purchase and Consignment Agreement, between Baldwin Piano & Organ Company and Deutsche Financial Services Corporation, dated October 28, 1998. (19)

10.33 Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold S. Smith.
         (3)

10.34 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (3)

10.35 Office lease between Baldwin Piano & Organ Company and Duke Realty Limited Partnership, dated July 2, 1998. (19)

10.36 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995. (6)

10.37 Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997. (11)

10.38 Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive Systems, S.A. DE C.V. dated as of December 13, 1996.
         (11)

13.1 Information incorporated by reference to Baldwin's 1999 Annual Report to Shareholders for the year ended December 31, 1999: "Independent Auditors' Report", "Financial Statements" (including Notes thereto), "Five Year Summary" and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

22.1     Subsidiaries of the Company.

23.1     Consent of Independent Accountants - Deloitte & Touche LLP

23.2     Consent of Independent Accountants - KPMG LLP

27.1     Financial Data Schedule.

99.1     Baldwin Stock Repurchase Plan. (2)

99.2     Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)

99.3     Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)

99.4     Press Release dated March 13, 2000

(1) Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

(2) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.

(3) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.

(4) Incorporated by reference from the Company's proxy statement relating to its May 10, 1994 Annual Meeting of Shareholders.

(5) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1994.

(6) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.

(7) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996.

(8) Substantially identical documents were entered into by Baldwin Piano & Organ Company with Perry H. Schwartz, Duane D. Kimble and Daniel B. Baker dated November 12, 1996, July 5, 1998 and February 26, 1998, respectively.

(9) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

(10) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1997.

(11) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.

(12) Subsidiary Security Agreements with The Fifth Third Bank were entered into by The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company and The Baldwin Piano Company Limited.

(13) Subsidiary Guaranty was executed by each of The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company and The Baldwin Company Limited.

(14) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1997.

(15)     Incorporated by reference to the Company's Form 8-K dated October 12,
         1998.

(16) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.

(17) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998.

(18) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1998.

(19) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.

(20) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1998.

(21) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1999.

(22) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1999.

(23)     Incorporated by reference from the Company's Form 8-K dated December 9,
         1999.

Index to Exhibits - pages 46-55.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BALDWIN PIANO & ORGAN COMPANY


                                    By: /s/ Karen L. Hendricks
                                       -----------------------------------
                                        Karen L. Hendricks, Chairman,
                                    Chief Executive Officer and President

                                    Date: March  30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      Principal Executive Officer:

Date:  March 30, 2000                 /s/ Karen L. Hendricks
      ---------------                 ------------------------------------
                                      Karen L. Hendricks, Chairman, Chief
                                      Executive Officer, President
                                      and Director

Date:  March 30, 2000                 /s/ George E. Castrucci
      ---------------                 ------------------------------------
                                      George E. Castrucci, Director

Date:  March 30, 2000                 /s/ William B. Connell
      ---------------                 ------------------------------------
                                      William B. Connell, Director

Date:  March 30, 2000                 /s/ Herbert A. Denton
      ---------------                 ------------------------------------
                                      Herbert A. Denton, Director

Date:  March 30, 2000                 /s/ John H. Gutfreund
       --------------                 ------------------------------------
                                      John H. Gutfreund, Director

Date:  March 30, 2000                 /s/ Joseph H. Head, Jr.
      ---------------                 ------------------------------------
                                      Joseph H. Head, Jr., Director

Date:  March 30, 2000                 /s/ Roger L. Howe
      ---------------                 ------------------------------------
                                      Roger L. Howe, Director


                                      Principal Financial and Accounting

                                      Officer:

Date:  March 30, 2000                 /s/ Duane Kimble
      ---------------                 ------------------------------------
                                      Duane Kimble, Executive Vice
                                      President and Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Baldwin Piano & Organ Company

We have audited the consolidated statements of earnings, shareholders' equity, and cash flows of Baldwin Piano & Organ Company and subsidiaries for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Baldwin Piano & Organ Company for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 1997 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Cincinnati, Ohio
February 23, 1998

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Baldwin Piano & Organ Company:

We have audited the financial statements of Baldwin Piano & Organ Company as of December 31, 1999 and 1998, and have issued our report thereon dated March 13, 2000. Such financial statements and report are included in your Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Baldwin Piano & Organ Company for the years ended December 31, 1999 and 1998, (listed in Item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Cincinnati, Ohio
March 13, 2000

                                  SCHEDULE VIII

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998 and 1997

Description                                    Beginning            Additions        Other       Charge-offs         Ending
                                               Balance                                                               Balance

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 1999                   $   707,000          $ 300,000          $ -       $   108,000(1)      $   899,000
Year ended December 31, 1998                   $ 1,020,000          $ 264,000          $ -       $   577,000(1)      $   707,000
Year ended December 31, 1997                   $ 3,228,000          $ 290,800          $ -       $ 2,498,800(1)      $ 1,020,000


(1) Represents adjustments and accounts charged off, less recoveries.

                                INDEX TO EXHIBITS



Exhibit                                          Exhibit                                                   Sequentially
Number                                           ------                                                      Numbered
------                                                                                                         Page
                                                                                                               ----

2.1               Stock Purchase Agreement dated December 8, 1999 between the Company and Deutsche               *
                  Financial Services Corporation. (23)


3.1               Certificate of Incorporation of the Company, as amended. (1)                                   *


3.2               Amended and Restated Bylaws of Baldwin Piano & Organ Company dated as of February              *
                  10, 1997. (9)


4.1               Rights Agreement dated as of October 12, 1998 between the Company and the                      *
                  Provident Bank as Rights Agreement. (15)


                              MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS
                              =========================================================

10.1              Baldwin Piano & Organ Company Retirement Plan for Salaried Employees, as amended.              *
                  (1)


10.2              Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated                    *
                  September 28,

Exhibit                                          Exhibit                                                   Sequentially
Number                                           ------                                                      Numbered
------                                                                                                         Page
                                                                                                               ----

                  1984. (1)


10.3              Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan. (4)                            *


10.4              Baldwin Piano & Organ Company 1994 Management Incentive Plan. (5)                              *


10.5              Baldwin Piano & Organ Company 1994 Long Term Incentive Plan. (5)                               *


10.6              Baldwin Piano & Organ Company 1998 Omnibus Stock Plan. (16)                                    *


10.7              Agreement of Employment between the Company and Karen L. Hendricks dated as of                 *
                  June 19, 1997. (10)


10.8              Amendment to Agreement of Employment between the Company and Karen L. Hendricks                *
                  dated September 1, 1999. (22)


10.9              Change in Control Agreement between the Company and Karen L. Hendricks dated June              *
                  26, 1996. (7)


10.10             Amendment to Change in Control Agreement between the Company and Karen L.                      *
                  Hendricks

Exhibit                                          Exhibit                                                   Sequentially
Number                                           ------                                                      Numbered
------                                                                                                         Page
                                                                                                               ----

                  dated September 17, 1999. (22)

10.11          Form of Indemnification Agreements between the Company and the Company's Officers and             *
               Directors dated June 30, 1986 and accompanying schedule. (1)


10.12          Change in Control Agreement between the Company and Stephen P. Brock dated June 11,               *
               1996. (7) (8)


10.13          Amendment to Change in Control Agreement between the Company and Duane D. Kimble                  *
               dated September 24, 1999. (22)


10.14          Agreement of Employment between the Company and Duane D. Kimble as Senior Vice                    *
               President, Strategic Planning, dated June 30, 1998. (20)


10.15          Agreement of Employment between the Company and Perry H. Schwartz dated as of                     *
               November 5, 1996 as amended on November 11, 1996. (11)


10.16          Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan. (2)                       *


10.17          Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Rabbi Trust                     *
               Agreement as amended and restated as of October 4, 1993. (2)


                        OTHER CONTRACTS AND ARRANGEMENTS
                        ================================

10.18          Credit Agreement by and among the Company as Borrower, the Fifth Third Bank as Agent              *
               and The Fifth Third Bank and NBD Bank, N.A. as Lenders dated October 16, 1997
               (excluding nonmaterial exhibits). (14)


10.19          First Amendment dated October 16, 1997 to the Credit Agreement by and among the                   *
               Company as Borrower, the Fifth Third Bank as Agent and The Fifth Third Bank and NBD
               Bank, N.A. as Lenders dated October 16, 1997. (14)


10.20          Second Amendment to Credit Agreement among the Company and The Fifth Third Bank and               *
               NBD Bank, N.A., dated April 27, 1998. (17)


10.21          Third Amendment to Credit Agreement among the Company, The Fifth Third Bank and NBD               *
               Bank, N.A., dated June 19, 1998. (18)


10.22          Fourth Amendment to Credit Agreement among the Company, The Fifth Third Bank and NBD              *
               Bank, N.A., dated September 21, 1998. (19)


10.23          Fifth Amendment to Credit Agreement, among the Company and the Fifth Third Bank and               *
               NBD Bank, N.A. dated January 29, 1999. (21)

10.24          Sixth Amendment to Credit Agreement, among the Company and the Fifth Third Bank and               *
               Bank One, Indiana (formerly NBD Bank) dated July 15, 1999. (22)


10.25          Waiver and Seventh Amendment to Credit Agreement, among the Company and the Fifth                 #
               Third Bank and Bank One, Indiana dated December 3, 1999.


10.26          Waiver and Eighth Amendment to Credit Agreement, among the Company and the Fifth                  #
               Third Bank and Bank One, Indiana dated February 28, 2000.


10.27          Form of Subsidiary Security Agreement dated October 16, 1997 between The Fifth Third              *
               Bank and Certain subsidiaries of the Company. (12) (14)


10.28          Form of Subsidiary Guaranty dated October 16, 1997 by certain subsidiaries of the                 *
               Company in favor of The Fifth Third Bank and NBD Bank, N.A. (13) (14)


10.29          Amended and Restated Term Loan Agreement among the Company, Baldwin Piano Company                 *
               (Canada) Limited, The Wurlitzer Company, Baldwin Trading Company, Signature Leasing
               Company, The Fifth Third Company and NBD Bank, N.A., dated May 15, 1998. (18)

# Included, but not page numbered.

10.30          First Amendment to Amended and Restated Term Loan Agreement among the Company, Fifth              *
               Third Bank and Bank One, Indiana (formerly NBD Bank) dated July 15, 1999. (22)


10.31          Waiver and Second Amendment to Amended and Restate Term Loan Agreement among the                  #
               Company, Fifth Third Bank and Bank One, Indiana (formerly NBD Bank) dated December 3,
               1999.


10.32          Amended and Restated Inventory Purchase and Consignment Agreement between Baldwin                 *
               Piano & Organ Company and Deutsche Financial Services Corporation, dated October 28,
               1998. (19)


10.33          Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank               *
               on behalf of the Company in favor of Harold S. Smith. (3)


10.34          Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the                  *
               Company and The Fifth Third Bank. (3)


10.35          Office lease between Baldwin Piano & Organ Company and Duke Realty Limited                        *
               Partnership, dated July 2, 1998. (19)


10.36          Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A.              *
               dated as of July 1, 1995. (6)

# Included, but not page numbered.

10.37          Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano &                 *
               Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997. (11)


10.38          Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive             *
               Systems, S.A. DE C.V. dated as of December 13, 1996. (11)


13.1           Information incorporated by reference to Baldwin's 1999 Annual Report to Shareholders             #
               for the year ended December 31, 1998:  "Independent Auditors' Report", "Financial
               Statements" (including Notes thereto), "Five Year Summary", and "Management's
               Discussion and Analysis of Financial Condition and Results of Operation".


22.1           Subsidiaries of the Registrant.                                                                   67


23.1           Consent of Independent Accountants                                                                68

               -Deloitte & Touche LLP


23.2           Consent of Independent Accounts                                                                   69

               -KPMG LLP


27.1           Financial Data Schedule.                                                                          70


99.1           Baldwin Stock Repurchase Plan. (2)                                                                *




99.2           Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)                                             *


99.3           Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)                                             *


99.4           Press Release dated March 13, 2000.                                                             59-60

*        Incorporated by reference as indicated in the applicable footnote.



(1) Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.



(2) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1993.



(3) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1993.



(4) Incorporated by reference from the Company's Proxy Statement relating to its May 10, 1994 Annual Meeting of Shareholders.

(5) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1994.



(6) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1995.



(7) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1996.



(8) Substantially identical documents were entered into by Baldwin Piano & Organ Company with Perry Schwartz, Duane D. Kimble and Daniel B. Baker dated November 12, 1996, July 5, 1998 and February 26, 1999, respectively.



(9) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.



(10) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1997.



(11) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.



(12) Subsidiary Security Agreements with The Fifth Third Bank were entered into by The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company and The Baldwin Piano Company Limited.



(13) Subsidiary Guaranty was executed by each of The Wurlitzer Company, Baldwin Trading Company, Signature Leasing Company and The Baldwin Company Limited.

(14) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1997.



(15)     Incorporated by reference to the Company's Form 8-K dated October 12,
         1998.



(16) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.



(17) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998.



(18) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1998.



(19) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.



(20) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1998.



(21) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1999.



(22) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1999.

(23)     Incorporated by reference from the Company's Form 8-K dated December 9,
         1999.