Form 10-Q
period 2000-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 2000-05-15
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934

                              --------------------

For the Quarter ended                                     Commission File Number
   March 31, 2000                                                 0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                       31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio  45040-7198
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code (513) 754-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of May 1, 2000 is 3,462,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

NUMBER                                                                     PAGE

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                March 31, 2000 and December 31, 1999 .................       3
           Unaudited Condensed Consolidated Statements of Operations
                for the three months ended
                      March 31, 2000 and 1999 ...........................    4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the three months ended
                      March 31, 2000 and 1999 ...........................    5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, March 31, 2000 ...........................       6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ............    9

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ....................................   12

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .................................         13

      Item 2.   Changes in Securities and Use of Proceeds .........         13

      Item 3.   Defaults upon Senior Securities ...................         13

      Item 4.   Submission of Matters to a Vote
                           of Security Holders .........................    13

      Item 5.   Other Information .................................         13

      Item 6.   Exhibits and Reports on Form 8-K ..................         14

      Signatures .................................................          17

      Exhibit Index ..............................................          18

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                       March 31,     December 31,
                                                         2000           1999
                                                       ---------     ------------
ASSETS
Current assets:
      Cash .......................................     $   1,429      $   1,705
      Receivables, net ...........................        13,569         11,703
      Installment receivables retained ...........         4,124          5,344
      Inventories ................................        45,694         38,786
      Deferred income taxes ......................         9,007          9,838
      Other current assets .......................         2,459          2,974
      Net assets of discontinued
           operations ............................             0         21,748
                                                       ---------      ---------
                Total current assets .............        76,282         92,098
Property, plant and equipment, net ...............        20,236         20,985
Deferred income taxes ............................           874            874
Other assets .....................................        13,370         14,035
                                                       ---------      ---------
                Total assets .....................     $ 110,762      $ 127,992
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ...........................     $  19,920      $  21,541
      Current portion of long-term debt ..........         9,670         12,765
      Income taxes payable .......................         1,304          1,855
      Accrued liabilities ........................         9,542          3,393
                                                       ---------      ---------
                Total current liabilities ........        40,436         39,554
Long-term debt, less current portion .............        15,447
                                                                         32,582
Other liabilities ................................         2,108          2,168
                                                       ---------      ---------
                Total liabilities ................        57,991         74,304
                                                       ---------      ---------

Shareholders' equity:
      Common stock ...............................            42
                                                                             42
      Additional paid-in capital .................        12,677         12,635
      Accumulated other comprehensive
           income (loss) .........................          (321)          (270)
      Retained earnings ..........................        46,869         47,777
                                                       ---------      ---------
                                                          59,267         60,184
      Less cost of treasury shares ...............        (6,496)        (6,496)
                                                       ---------      ---------
                Total shareholders' equity .......        52,771         53,688
                                                       ---------      ---------
                Total liabilities and
                   shareholders' equity ..........     $ 110,762      $ 127,992
                                                       =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net earnings per share)

                                                    THREE MONTHS ENDED MARCH 31,
                                                            2000          1999
                                                          --------     --------
Net sales ............................................    $ 31,975     $ 30,514
Cost of goods sold ...................................      28,719       27,885
                                                          --------     --------
      Gross profit ...................................       3,256        2,629

Other operating income, net ..........................         167          189
                                                          --------     --------
                                                             3,423        2,818
Operating expenses:
      Selling, general and administrative ............       5,284        5,938
      Provision for doubtful accounts ................          85           86
                                                          --------     --------
           Operating (loss) profit ...................      (1,946)      (3,206)

Interest expense .....................................         930          668
                                                          --------     --------
           Earnings (loss) before income taxes .......      (2,876)      (3,874)

Income taxes .........................................       1,093        1,466
                                                          --------     --------
Net earnings (loss) from continuing
      Operations .....................................      (1,783)      (2,408)

Discontinued operations:
      Gain on sale of Retail Financing (net of
           income tax of $444) .......................         725            0
      Income from operations of Retail
      Financing discontinued (net of
      income taxes of $93 in 2000 and
      $338 in 1999) ..................................         150          567
                                                          --------     --------
           Net earnings (loss) .......................    $   (908)    $ (1,841)
                                                          ========     ========
Earnings (loss) per share:

Basic
Earnings (loss) from continuing operations ...........    $  (0.51)    $  (0.69)
Earnings from discontinued operations ................         .25          .16
                                                          --------     --------
Net earnings (loss) ..................................    $  (0.26)    $ (0,53)
                                                          ========     ========
Diluted
Earnings (loss) from continuing operations ...........    $  (0.51)    $  (0.69)
Earnings from discontinued operations ................         .25          .16
                                                          --------     --------
Net earnings (loss) ..................................    $  (0.26)    $  (0.53)
                                                          ========     ========
Weighted average number of common shares .............       3,463        3,453
                                                          ========     ========
Weighted average number of common and
      common equivalent shares .......................       3,463        3,453
                                                          ========     ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                               THREE MONTHS ENDED MARCH 31,
INCREASE (DECREASE) IN CASH                                                                           2000         1999
---------------------------                                                                         ---------   ---------
Cash flows from continuing
   Operating activities
     Net earnings (loss) from continuing
     operations .................................................................................   $ (1,783)   $ (2,408)
     Adjustments to reconcile net earnings (loss) to net cash provided by (used
        in) operating activities:
        Depreciation / amortization .............................................................        920         797
        Gain on sale of assets ..................................................................          0          20
        Provision for doubtful accounts .........................................................         85          86
        Deferred income taxes ...................................................................        831        (236)
        Change in assets and liabilities -
           Receivables, net .....................................................................     (1,951)      2,469
           Installment receivables retained .....................................................      1,220           0
           Inventories ..........................................................................     (6,908)      1,561
           Other current assets .................................................................        515        (187)
           Other assets .........................................................................        575        (233)
           Accounts payable, accrued and
           other liabilities ....................................................................     (3,149)     (2,021)
           Income taxes payable .................................................................       (995)       (215)
                                                                                                    --------    --------
Net cash used in continuing operating
   activities ...................................................................................    (10,640)       (367)
                                                                                                    --------    --------
   Discontinued operations:
     Income .....................................................................................        150         567
     Adjustment to derive cash flows from
       operating activities .....................................................................      1,018       2,229
                                                                                                    --------    --------
Net cash provided by (used in)
   discontinued operations ......................................................................      1,168       2,796
                                                                                                    --------    --------
Net operating activities ........................................................................     (9,472)      2,429
                                                                                                    --------    --------

Cash flows from investing activities:
   Plant, property and equipment ................................................................        (39)       (734)
   Net proceeds from sale of Retail Financing ...................................................     33,083           0
                                                                                                    --------    --------
Net cash provided by (used in) continuing
   operating activities .........................................................................     33,044        (734)
                                                                                                    --------    --------

Cash flows from financing activities:
   Repayment of long-term debt ..................................................................    (20,230)     (1,039)
                                                                                                    --------    --------
Net cash used in continuing operations ..........................................................    (20,230)     (1,039)
Net cash used in discontinued operations ........................................................     (3,618)       (707)
                                                                                                    --------    --------
Net financing activities ........................................................................    (23,848)     (1,746)
                                                                                                    --------    --------

   Net (decrease) increase in cash ..............................................................       (276)        (51)
   Cash at beginning of period ..................................................................      1,705         327
                                                                                                    --------    --------
Cash at end of period ...........................................................................   $  1,429    $    276
                                                                                                    --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the quarter for:
      Interest ..................................................................................   $    935    $    755
                                                                                                    ========    ========
      Income taxes ..............................................................................   $     12    $   (412)
                                                                                                    ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (in thousands of dollars)

(1)      BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three-month periods ended March 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)      DISCONTINUED OPERATIONS
         On March 10, 2000, the Company completed the sale of its Retail Financing subsidiaries. Gross proceeds from the sale were approximately $35 million and an after-tax gain of $725,000 has been recorded in the first quarter of 2000. Under the terms of the sales agreement, the Company is contingently liable for and must repurchase all accounts that become 120 days past due during a two year period after the closing date. The Company has segregated on its balance sheet the accounts repurchased under this agreement as "Installment receivables retained" and has recorded a liability for potential losses in accrued liabilities.

         The results of operations for all periods presented have been restated for the discontinued operations.


(3)     INVENTORIES
        Inventories consist of the following (in thousands of dollars):
                                                       March 31,    December 31,
                                                        2000             1999
                                                        ----             ----
FIFO cost:
     Raw material ..........................         $ 18,375          $ 17,716
     Work-in-process .......................           10,267             9,247
     Finished goods ........................           27,703            22,474
                                                     --------          --------
                                                       56,345            49,437
Less revaluation to LIFO ...................          (10,651)          (10,651)
                                                     --------          --------
     Net inventories .......................         $ 45,694          $ 38,786
                                                     ========          ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (in thousands of dollars)

(4)     EARNINGS PER SHARE FROM CONTINUING OPERATIONS
         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):

                                           Three Months Ended March 31:
                                      2000                             1999
                       -------------------------------  -------------------------------
                                                PER                              PER
                        INCOME      SHARES     SHARE     INCOME       SHARES    SHARE
                       --------     ------   ---------  ---------     ------   --------


Earnings per share     $ (1,783)     3,463   $  (0.51)  $  (2,408)     3,453   $  (0.69)
Dilutive effect of
  options
                       --------      -----   --------   ---------      -----   --------
Earnings per share-
  assuming dilution    $ (1,783)     3,463   $  (0.51)  $  (2,408)     3,453   $  (0.69)
                       --------      -----   --------   ---------      -----   --------


(5)      SEGMENT INFORMATION
                                                   Three Months Ended March 31,
                                                        2000             1999
--------------------------------------------------------------------------------
Music and related                                    $  19,861        $  18,789
Contract Electronics                                    12,114           11,725
--------------------------------------------------------------------------------
    SALES AND OTHER REVENUE                          $  31,975        $  30,514
--------------------------------------------------------------------------------

Music and Related (*)                                $  (1,314)       $  (1,797)
Contract Electronics                                       712              156
Corporate G&A and Other Unallocated                     (1,344)          (1,565)
--------------------------------------------------------------------------------
  OPERATING (LOSS) PROFIT                            $  (1,946)       $  (3,206)
--------------------------------------------------------------------------------

Music and Related                                    $  71,515        $  75,107
Contract Electronics                                    20,395           20,728
Discontinued Operations                                      0           20,891
Corporate G&A                                           18,852           10,375
--------------------------------------------------------------------------------
    IDENTIFIABLE ASSETS                              $ 110,762        $ 127,101
--------------------------------------------------------------------------------

Music and Related                                    $     576        $     509
Contract Electronics                                       141              173
Corporate G&A                                              203              115
--------------------------------------------------------------------------------
    DEPRECIATION AND AMORTIZATION                    $     920        $     797
--------------------------------------------------------------------------------

Music and Related                                    $     (10)       $     565
Contract Electronics                                        49              112
Corporate G&A                                                0               57
--------------------------------------------------------------------------------
    CAPITAL ADDITIONS                                $      39        $     734
--------------------------------------------------------------------------------

* During the first quarter of 1999 the Company consolidated its grand piano production. This created a large, one-time decrease in Baldwin's Music and Related operating profit. Operating loss for Music and Related would have been $297 without the effect of the one-time costs.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                            (in thousands of dollars)

         The Music and Related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Music products are sold through Company-owned retail stores, domestic wholesale dealers, sales and an international dealer network. In addition, this segment includes furniture and musical components produced on behalf of other manufacturers.

         The Contract Electronics segment assembles printed circuit boards and electromechanical devices for original equipment manufacturers (OEMs) outside the music industry.

         The Company uses the LIFO method of valuing music products inventory and the FIFO method for Contract Electronics inventory.

(6)      RESTRUCTURING

         On January 6, 1999, the Company announced the consolidation of its grand piano assembly from its Conway, Arkansas plant to its Trumann, Arkansas facility. In connection with this consolidation, the Company recorded a restructuring charge of approximately $587,000 in the first quarter of 1999 primarily related to severance and direct exit costs. Other costs associated with the consolidation incurring in the first quarter of 1999 amounted to $913,000. These costs are included in cost of goods sold. The consolidation was completed during the second quarter of 1999.

(7)      COMPREHENSIVE INCOME

         The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations.

         Comprehensive income (loss):               Three Months Ended March 31,
                                                            2000         2000
         -----------------------------------------------------------------------
         Net earnings (loss)                             $  (908)       $ 1,841)
         Foreign currency
           translation adjustment                            (51)           (27)
         -----------------------------------------------------------------------
           Total comprehensive income (Loss)             $  (959)       $(1,868)
         -----------------------------------------------------------------------


(8)      ACCOUNTING PRONOUNCEMENTS

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

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER OF 2000 COMPARED
  TO THE FIRST QUARTER OF 1999

         Total first-quarter sales increased 5 percent to $32 million, from $30.5 million a year ago. Excluding discontinued operations and the grand piano consolidation charge, the Company's first quarter loss from continuing operations was $1.8 million, or 51 cents per share, compared with a loss of $1.5 million, 42 cents per share, in the prior year. The major reason for the first quarter loss was the higher cost of goods in Music. These costs will decrease as a percentage of sales, as production increases. In the first quarter, the newly consolidated grand piano production output increased 20 percent compared with the fourth quarter of 1999, however it still lagged preconsolidation production rates. As grand piano production continues to ramp up, the Company expects to see additional improvements during the second quarter, at which time grand piano production should achieve target output.

         First quarter Music sales increased 6 percent to $19.9 million, up from $18.8 million a year ago due to strong demand for all Baldwin products throughout the quarter.

         First quarter Contract Electronics (CE) sales increased 3 percent to $12.1 million, up from $11.7 million a year ago. The increase was due to increased sales to existing customers.

         Earnings from discontinued operations, excluding the gain on the sale of subsidiaries of 21 cents per share, were four cents per share, down from 16 cents per share a year ago. The lower earnings were generated by increased interest costs on installment receivables sold and increased administrative costs. Additionally, there is less than a full quarter of results from these subsidiaries that were sold on March 10, 2000. On March 10, 2000, the Company completed the sale of Keyboard Acceptance Corporation and Signature Leasing Company to Deutsche Financial Services Corporation.

         Selling, general and administrative expenses in the first quarter of 2000 were $5.3 million, a decrease of $0.6 million from $5.9 million in the first quarter of 1999. This decrease resulted from cost containment by the Company.

         Interest expense increased by $0.2 million, from $0.7 million in the first quarter of 1999 to $0.9 million in the first quarter of 2000. This increase resulted from rate increases on the Company's debt.

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

         The annual rate of interest under the Company's new revolving credit facility is equal to an index rate plus applicable index margins. The index rate is equal to the latest 30-day commercial paper rate for high-grade unsecured notes sold through dealers by major corporations. The applicable index margins at credit facility inception are 2.5% for applicable index margin and 2.0% for applicable letter of credit margin. The applicable index margins can be adjusted prospectively after the first year based on the operating cash flow ratio of the Company. The applicable index margin can be adjusted between 2.0% and 3.0%, and the applicable letter of credit margin can be adjusted between 1.75% and 2.5%.

         In December 1998, the Company entered into a two-year interest rate cap agreement in order to reduce the potential impact of increases in interest rates on $44 million of floating-rate long-term debt. The agreement entitled the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. The Company does not hold or issue derivative financial instruments for trading purposes.

LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 2000 the Company entered into a new revolving line of credit (the "Credit Facility") with General Electric Capital Corporation (GECC) to refinance the Company's old credit facility and to finance its working capital requirements. The Credit Facility has a maximum commitment level of $40 million and a due date of March 24, 2003. Under the Credit Facility, the GECC is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories, trade accounts receivable and property, plant and equipment. The annual rate of interest under the Credit Facility is based upon the 30-day commercial paper rate for high grade unsecured notes as reported in The Wall Street Journal and varies quarterly, after the first year, depending upon performance criteria set forth in the Credit Facility. The initial rate is 250 basis points above such commercial paper rate.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
           -----------------------------------------------------------


         The Credit Facility contains financial covenants which require the Company to maintain certain financial ratios and tangible net worth within defined amounts and restrict the amount of capital expenditures that can be made each year. The Credit Facility also contains covenants that restrict, among other things, the Company's ability to incur new indebtedness, pay dividends, make loans or investments, prepay debt, issue securities, repurchase the Company's common stock, guarantee debt, create liens on assets, sell assets, enter into sale-leaseback transactions, change its operations or business, purchase real estate, merge or consolidate with other entities or acquire new businesses. Additionally, the Credit Facility contains provisions by which a change of control of the Company or a default under the Company's other debt agreements would constitute a default under the Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Facility

         As of March 31, 2000, the Company had outstanding indebtedness of $25.1 million.

         Capital expenditures amounted to $39 thousand in the first quarter of 2000 and $734 thousand in the comparable period of 1999. At March 31, 2000, the Company has less than $500 thousand in outstanding capital commitments. The Company expects 2000 capital expenditures to be less than depreciation expense.

FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for pianos, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, and (vi) a shift in strength of the overall U.S. economy thereby possibly reducing durable goods purchases.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                    ITEM III
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ----------------------------------------
                                ABOUT MARKET RISK
                                -----------------

         The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt and the commodity price of wood used in the manufacturing process.

         At March 31, 2000, the carrying value and estimated fair value of Company's debt totaled $25.1 million. All of the Company's debt at March 31, 2000 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.3 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps discussed above under the "Inflation, Operations and Interest Rates".

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matters have been submitted to a vote of security holders during the first quarter of 2000.



ITEM 5.  OTHER INFORMATION
         The Company's annual meeting with shareholders will be held on Friday, June 16, 2000. Shareholders of record as of May 15, 2000 will be entitled to vote at the annual meeting.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              --------
          10.1 Credit Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.2 Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.3 Baldwin Canada Security Agreement dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.4 Copyright Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.5 Trademark Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.6 Patent Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

          10.7 Subsidiary Guaranty dated as of March 24, 2000 among The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation.*

          10.8 Baldwin Canada Guarantee dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation.*

          10.9 Pledge Agreement dated as of March 24, 2000 between Baldwin Piano & Organ Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation.*

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

          10.10 Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Arkansas) dated as of March 24, 2000 from Baldwin Piano & Organ Company to General Electric Capital Corporation (Trumann, Arkansas property) (excluding exhibits not deemed material).* (a)

          10.11 Intercreditor Agreement dated as of March 24, 2000 among Deutsche Financial Services Corporation, General Electric Capital Corporation and Baldwin Piano & Organ Company.*

          10.12 Amendment to Amended and Restated Inventory Purchase and Consignment Agreement dated as of March 23, 2000 between Baldwin Piano and Organ Company and Deutsche Financial Services Corporation.*

          10.13 Sale agreement between Baldwin Piano & Organ Company and Deutsche Financial Services (DFS) of the Company's Keyboard Acceptance Corporation and Signature Leasing Company to DFS, incorporated by reference to the Form 8-K of the Company filed March 27, 2000.

          10.14 New revolving line of credit facility agreement for the Company with General Electric Capital Corporation, incorporated by reference to the Form 8-K of the Company filed April 6, 2000.

          10.15     Baldwin Piano & Organ Company 1999 Management Incentive
                    Plan.

          99.1 Press Release, dated March 13, 2000 announcing results for the fourth quarter and year ended December 31, 1999, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1999.

          99.2 Press Release, dated March 13, 2000 announcing the Company completed the sale of Retail Financing units to Deutsche Financial Services.

          99.3 Press Release, dated May 2, 2000 announcing the Company's financial results for the first quarter of 2000.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                        PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

          27   Financial Data Schedule.

               * Incorporated by reference to the Form 8-K of the Company filed April 6, 2000.

               (a) Substantially similar agreements were entered into with respect to the Company's properties located in Conway, Arkansas, Fayetteville, Arkansas, Greenwood, Mississippi and Marietta, Georgia
                     -------------------------------------------
Index to Exhibits appears on sequentially numbered page 19.

          (b)  REPORTS ON FORM 8-K
               The Company filed a report on Form 8-K on March 27, 2000 announcing the sale of Keyboard Acceptance Corporation and Signature Leasing Company to Deutsche Financial Services Corporation.

               The Company filed a report on Form 8-K on April 6, 2000 announcing a new revolving line of credit with General Electric Capital Corporation to refinance the Company's old credit facility and to finance its working capital requirements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BALDWIN PIANO & ORGAN COMPANY


DATE:     MAY 15, 2000                BY: /S/ KAREN L. HENDRICKS
      ----------------------              ------------------------------
                                          Karen L. Hendricks, Chairman,
                                          Chief Executive Officer and
                                          President



DATE:     MAY 15, 2000                BY: /S/ DUANE D. KIMBLE
      ----------------------              ------------------------------
                                          Duane D. Kimble,
                                          Executive Vice President, and
                                          Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Exhibit
Number                                   Exhibit
-------                                  -------

10.1 Credit Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material).*

10.2 Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation (excluding schedules not deemed material).*

10.3 Baldwin Canada Security Agreement dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material).*

10.4 Copyright Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

10.5 Trademark Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

10.6 Patent Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material).*

10.7 Subsidiary Guaranty dated as of March 24, 2000 among The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation.*

10.8 Baldwin Canada Guarantee dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation.*

10.9 Pledge Agreement dated as of March 24, 2000 between Baldwin Piano & Organ Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation.*

10.10 Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Arkansas) dated as of March 24, 2000 from Baldwin Piano & Organ Company to General Electric Capital Corporation (Trumann, Arkansas property) (excluding exhibits not deemed material).*(a)

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit
Number                                  Exhibit
-------                                 -------

 10.11 Intercreditor Agreement dated as of March 24, 2000 among Deutsche Financial Services Corporation, General Electric Capital Corporation and Baldwin Piano & Organ Company.*

 10.12 Amendment to Amended and Restated Inventory Purchase and Consignment Agreement dated as of March 23, 2000 between Baldwin Piano and Organ Company and Deutsche Financial Services Corporation.*

 10.13 Sale agreement between Baldwin Piano & Organ Company and Deutsche Financial Services (DFS) of the Company's Keyboard Acceptance Corporation and Signature Leasing Company to DFS, incorporated by reference to the Form 8-K of the Company filed March 27, 2000.

 10.14 New revolving line of credit facility agreement for the Company with General Electric Capital Corporation, incorporated by reference to the Form 8-K of the Company filed April 6, 2000.

 10.15    Baldwin Piano & Organ Company 1999 Management Incentive Plan.

 99.1 Press Release, dated March 13, 2000 announcing results for the fourth quarter and year ended December 31, 1999, incorporated by reference to the Form 10-K of the Company for the period ended December 31, 1999.

 99.2 Press Release, dated March 13, 2000 announcing the Company completed the sale of Retail Financing units to Deutsche Financial Services.

 99.3 Press Release, dated May 2, 2000 announcing the Company's financial results for the first quarter of 2000.

 27       Financial Data Schedule.

          * Incorporated by reference to the Form 8-K of the Company filed April 6, 2000.

          (a) Substantially similar agreements were entered into with respect to the Company's properties located in Conway, Arkansas, Fayetteville, Arkansas, Greenwood, Mississippi and Marietta, Georgia