Form 10-Q
period 2000-06-30
BALDWIN PIANO & ORGAN CO /DE/
filed 2000-08-14
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934
                              --------------------

For the Quarter ended                                   Commission File Number
   June 30, 2000                                              0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                        31-1091812
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio  45040-7198
(Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code (513) 754-4500



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of August 1, 2000 is 3,462,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

                                     NUMBER
                                                                            PAGE

PART I.    FINANCIAL INFORMATION
      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                June 30, 2000 and December 31, 1999 ....................      3
           Unaudited Condensed Consolidated Statements of Operations
                for the three months ended and six months ended
                      June 30, 2000 and 1999 ...........................      4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the six months ended
                      June 30, 2000 and 1999 ...........................      5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, June 30, 2000 ..............................      6
      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ...........      9
      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ...................................     12

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings ......................................     13

      Item 2.   Changes in Securities and Use of Proceeds ..............     13

      Item 3.   Defaults upon Senior Securities ........................     13

      Item 4.   Submission of Matters to a Vote
                           of Security Holders .........................     13

      Item 5.   Other Information ......................................     14

      Item 6.   Exhibits and Reports on Form 8-K .......................     14

      Signatures .......................................................     15

      Exhibit Index ....................................................     16

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)


                                                      June 30,     December 31,
                                                        2000          1999
                                                      --------     ------------
Current assets:
      Cash.....................................      $     262        $   1,705
      Receivables, net.........................         17,240           11,703
      Installment receivables retained.........          4,124            5,344
      Inventories..............................         49,003           38,786
      Deferred income taxes....................          9,007            9,838
      Other current assets.....................          2,213            2,974
      Net assets of discontinued
           operations..........................              0           21,748
                                                     ---------        ---------
                Total current assets...........         81,849           92,098

Property, plant and equipment, net.............         20,423           20,985
Deferred income taxes..........................          1,509              874
Other assets...................................         11,706           14,035
                                                     ---------        ---------
                Total assets...................      $ 115,487        $ 127,992
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable.........................      $  19,992        $  21,541
      Current portion of long-term debt........          7,729           12,765
      Income taxes payable.....................              0            1,855
      Accrued liabilities......................          9,685            3,393
                                                     ---------        ---------
                Total current liabilities......         37,406           39,554
Long-term debt, less current portion...........         24,913           32,582
Other liabilities..............................          2,044            2,168
                                                     ---------        ---------
                Total liabilities..............         64,363           74,304
                                                     ---------        ---------

Shareholders' equity:
      Common stock.............................             42               42
      Additional paid-in capital...............         12,688           12,635
      Accumulated other comprehensive
           income (loss).......................           (372)            (270)
      Retained earnings........................         45,262           47,777
                                                     ---------        ---------
                                                        57,620           60,184
      Less cost of treasury shares.............         (6,496)          (6,496)
                                                     ---------        ---------
                Total shareholders' equity.....         51,124           53,688
                                                     ---------        ---------
                Total liabilities and
                   shareholders' equity........      $ 115,487        $ 127,992
                                                     =========        =========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net earnings per share)

                                                            Three Months                   Six Months
                                                            Ended June 30                 Ended June 30
                                                          -----------------              --------------
                                                         2000            1999          2000            1999
                                                       -------          -------        -------         ------
Net sales...........................................  $ 33,832       $ 28,544       $ 65,807       $ 59,058
Cost of goods sold..................................    29,563         24,808         58,282         52,693
                                                      --------       --------       --------       --------
           Gross profit.............................     4,269          3,736          7,525          6,365
Other operating income, net.........................        24             84            191            273
                                                      --------       --------       --------       --------
Operating profit....................................     4,293          3,820          7,716          6,638
Operating expenses:
      Selling, general and
           administrative...........................     5,813          6,240         11,097         12,179
      Provision for doubtful accounts...............        85             86            170            171
                                                      --------       --------       --------       --------
           Operating (loss) profit..................    (1,605)        (2,506)        (3,551)        (5,712)
Interest expense....................................       888          1,043          1,818          1,710
                                                      --------       --------       --------       --------
           Earnings (loss) before
                income taxes........................    (2,493)        (3,549)        (5,369)        (7,422)
Income taxes........................................       886          1,417          1,979          2,883
                                                      --------       --------       --------       --------
Net earnings (loss) from continuing
      Operations....................................    (1,607)        (2,132)        (3,390)        (4,539)

Discontinued operations:
      Gain on sale of Retail Financing
           (net of income tax of $444)..............         0              0            725              0
      Income from operations of Retail
           Financing discontinued (net of income
           taxes for the six months ended of
           $93 in 2000 and $982 in 1999 and
           $644 for the three months ended 1999)....         0            770            150          1,336
                                                      --------       --------       --------       --------

                Net earnings (loss).................  $ (1,607)      $ (1,362)      $ (2,515)      $ (3,203)
                                                      --------       --------       --------       --------

Earnings (loss) per share:
Basic
Earnings (loss) from continuing
      operations....................................  $  (0.46)      $  (0.61)      $  (0.98)      $  (1.30)
Earnings from discontinued
      operations....................................      0.00           0.22           0.25           0.38
                                                      --------       --------       --------       --------

Net earnings (loss).................................  $  (0.46)      $  (0.39)      $  (0.73)      $  (0.92)
                                                      --------       --------       --------       --------
Diluted
Earnings (loss) from continuing
      operations....................................  $  (0.46)      $  (0.61)      $  (0.98)      $  (1.30)
Earnings from discontinued
      operations....................................      0.00           0.22           0.25           0.38
                                                      --------       --------       --------       --------
Net earnings (loss).................................  $  (0.46)      $  (0.39)      $  (0.73)      $  (0.92)
                                                      --------       --------       --------       --------

Weighted average number of
      common shares.................................     3,463          3,453          3,463          3,453
                                                      ========       ========       ========       ========
Weighted average number of
      Common shares.................................     3,463          3,453          3,463          3,453
                                                      ========       ========       ========       ========

 See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                        SIX MONTHS ENDED JUNE 30,
INCREASE (DECREASE) IN CASH                                2000          1999
---------------------------                             ---------    -----------
Cash flows from continuing
   Operating activities
     Net loss from continuing
     operations ..................................      $ (3,390)      $ (4,539)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating
        activities:
        Depreciation / amortization ..............         2,104          1,608
        Gain on sale of assets ...................             0             18
        Provision for doubtful accounts ..........           170            171
        Deferred income taxes ....................           196           (236)
        Change in assets and liabilities -
           Receivables, net ......................        (5,708)         1,525
           Installment receivables retained ......         1,221              0
           Inventories ...........................       (10,217)         4,657
           Other current assets ..................           761         (1,470)
           Other assets ..........................         1,988           (167)
           Accounts payable, accrued and
           other liabilities .....................        (3,048)        (1,965)
           Income taxes payable ..................        (2,299)          (215)
                                                        --------       --------
Net cash used in continuing operating
   activities ....................................       (18,222)          (613)
                                                        --------       --------
   Discontinued operations:
     Income ......................................           150          1,337
     Adjustment to derive cash flows from
       operating activities ......................         1,018          2,567
                                                        --------       --------
Net cash provided by discontinued operations .....         1,168          3,904
                                                        --------       --------
Net operating activities .........................       (17,054)         3,291
                                                        --------       --------

Cash flows from investing activities:
   Plant, property and equipment .................        (1,149)        (1,117)
   Net proceeds from sale of Retail Financing ....        33,083              0
                                                        --------       --------
Net cash provided by (used in) continuing
   operating activities ..........................        31,934         (1,117)
                                                        --------       --------

Cash flows from financing activities:
   Repayment of long-term debt ...................       (12,705)        (2,210)
                                                        --------       --------
Net cash used in continuing operations ...........       (12,705)        (2,210)
Net cash (used in) provided by
 discontinued operations .........................        (3,618)           167
                                                        --------       --------
Net financing activities .........................       (16,323)        (2,043)
                                                        --------       --------

   Net (decrease) increase in cash ...............        (1,443)           131
   Cash at beginning of period ...................         1,705            327
                                                        --------       --------
Cash at end of period ............................      $    262       $    458
                                                        --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash paid (refunded) during the
quarter for:
      Interest ...................................      $  1,185       $  1,450
                                                        ========       ========
      Income taxes ...............................      $  1,188       $   (288)
                                                        ========       ========


See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                            (in thousands of dollars)

(1)      BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three month and six-month periods ended June 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


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


(3)     INVENTORIES
        Inventories consist of the following (in thousands of dollars):

                                                     June 30,   December 31,
                                                     2000                1999
                                                   --------             ------
FIFO cost:
     Raw material ......................           $ 19,905            $ 17,716
     Work-in-process ...................             10,686               9,247
     Finished goods ....................             29,063              22,474
                                                   --------            --------
                                                     59,654              49,437
Less revaluation to LIFO ...............            (10,651)            (10,651)
                                                   --------            --------

     Net inventories ...................           $ 49,003            $ 38,786
                                                   ========            ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                            (in thousands of dollars)

(4)     EARNINGS PER SHARE FROM CONTINUING OPERATIONS
         A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):

                                                       Six Months Ended June 30:
                                           2000                                       1999
                          ------------------------------------------  -----------------------------
                                                      Per                                     Per
                          Income        Shares       Share      Income         Shares        Share
                         -------       -------      -------     -------       -------      -------
Earnings (loss)
 per share ........      $(3,390)        3,463      $ (0.98)    $(4,539)        3,453      $ (1.30)
Dilutive effect of
 options
                         -------       -------      -------     -------       -------      -------
Earnings (loss)
  per share -
  assuming dilution      $(3,390)        3,463      $ (0.98)    $(4,539)        3,453      $ (1.30)
                         -------       -------      -------     -------       -------      -------




(5)      SEGMENT INFORMATION

                                                    Three Months Ended                 Six Months Ended
                                                           June 30                         June 30
                                                 --------------------------     -----------------------------
                                                    2000             1999         2000            1999
                                                  --------         --------     --------         ------
Music and related .........................      $  22,807       $  17,139       $  42,668       $  35,928
Contract Electronics ......................         11,025          11,405          23,139          23,130
                                                 ---------       ---------       ---------       ---------
SALES AND OTHER REVENUE ...................      $  33,832       $  28,544       $  65,807       $  59,058
                                                 ---------       ---------       ---------       ---------

Music and related (*) .....................      $    (430)      $    (853)      $  (1,744)      $  (2,650)
Contract Electronics ......................            393             392           1,105             548
Corporate G&A and
 other  unallocated .......................         (1,568)         (2,045)         (2,912)         (3,610)
                                                 ---------       ---------       ---------       ---------
OPERATING (LOSS) PROFIT ...................      $  (1,605)      $  (2,506)      $  (3,551)      $  (5,712)
                                                 ---------       ---------       ---------       ---------

Music and related .........................      $  75,255       $  71,450       $  72,255       $  71,450
Contract Electronics ......................         20,856          20,809          20,856          20,809
Discontinued Operations ...................              0          20,513               0          20,513
Corporate G&A .............................         19,376          13,052          19,376          13,052
                                                 ---------       ---------       ---------       ---------
IDENTIFIABLE ASSETS .......................      $ 115,487       $ 125,824       $ 115,487       $ 125,824
                                                 ---------       ---------       ---------       ---------

Music and related .........................      $     627       $     514       $   1,203       $   1,023
Contract Electronics ......................            150             175             291             348
Corporate G&A .............................            407             122             610             237
                                                 ---------       ---------       ---------       ---------
DEPRECIATION AND
  AMORTIZATION ............................      $   1,184       $     811       $   2,104       $   1,608
                                                 ---------       ---------       ---------       ---------

Music and related .........................      $   1,102       $     408       $   1,092       $     973
Contract Electronics ......................             35             (49)             84              63
Corporate G&A .............................            (27)             24             (27)             81
                                                 ---------       ---------       ---------       ---------
CAPITAL ADDITIONS .........................      $   1,110       $     383       $   1,149       $   1,117
                                                 ---------       ---------       ---------       ---------



* During the first quarter of 1999 the Company consolidated its grand piano production. This created a large, one-time decrease in Baldwin's Music and Related operating profit. Operating loss for Music and Related for the six month ended June 30, 1999 would have been $1,150 without the effect of the one-time costs.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                            (in thousands of dollars)

         The Music and Related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Music products are sold through Company-owned retail stores, domestic wholesale dealers, factory direct sales and an international dealer network. In addition, this segment includes musical components produced on behalf of other manufacturers.

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

         Comprehensive income (loss):                              Six Months Ended June 30,
                                                                     2000            1999
         -------------------------------------------------------------------------------------
         Net earnings (loss)                                      $ (2,515)       $ (3,203)
         Foreign currency
           Translation Adjustment                                     (102)           (216)
         -------------------------------------------------------------------------------------
           Total Comprehensive Income (Loss)                      $ (2,617)       $ (3,419)
         -------------------------------------------------------------------------------------



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

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER OF 2000 COMPARED
  TO THE SECOND QUARTER OF 1999

         Net sales for the second quarter increased 18% to $33.8 million, an increase from $28.5 million a year ago. The net loss from continuing operations for the quarter was $1,607,000, or 46 cents per share, versus a comparable loss of $2,132,000, or 61 cents a share, a year ago. In the second quarter of 1999, the Company recorded income from its discontinued retail financing operations of $770,000, or 22 cents per share, resulting in a final net loss of $1,362,000, or 39 cents per share, for the second quarter a year ago.

         For the first half, the Company's net sales increased 11 percent to $65.8 million, an increase from $59.1 million for the first six months of 1999. First-half losses from continuing operations decreased to $3,390,000, or 98 cents per share, down from last year's loss of $4,539,000, or $1.30 per share, which included restructuring and other non-recurring charges of 27 cents per share related to the consolidation of grand piano assembly operations. The company also reported first half 2000 per share earnings from discontinued operations of 25 cents, including a gain of 21 cents per share on the sale of the Company's retail financing subsidiaries. A year earlier, the Company had reported earnings from discontinued operations of 38 cents per share. For the first six months, the Company reported a net loss of $2,515,000, or 73 cents per share, versus last year's net loss of $3,203,000, or 92 cents per share.

         First half Music sales increased 19 percent to $42.7 million, up from $35.9 million a year ago due to strong demand for all Baldwin products throughout the quarter.

         First half Contract Electronics (CE) sales were $23.1 million versus $23.1 million a year ago, and CE had its second consecutive profitable quarter.

         Selling, general and administrative expenses in the first half of 2000 were $11.3 million, a decrease of $1.1 million from $12.4 million in the first half of 1999. This decrease resulted from the cost controls put in place during the past year by the Company.

         Interest expense increased by $0.1 million, from $1.7 million in the first half of 1999 to $1.8 million in the first half of 2000. This increase resulted from rate increases on the Company's debt.

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

LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 2000 the Company entered into a new revolving line of credit (the "Credit Facility") with General Electric Capital Corporation (GECC) to refinance the Company's old credit facility and to finance its working capital requirements. The Credit Facility has a maximum commitment level of $40 million and a due date of March 24, 2003. Under the Credit Facility, GECC is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories, trade accounts receivable and property, plant and equipment. The annual rate of interest under the Credit Facility is based upon the 30-day commercial paper rate for high-grade unsecured notes as reported in The Wall Street Journal and varies quarterly, after the first year, depending upon performance criteria set forth in the Credit Facility. The initial rate is 250 basis points above such commercial paper rate.

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

merge or consolidate with other entities or acquire new businesses. Additionally, the Credit Facility contains provisions by which a change of control of the Company or a default under the Company's other debt agreements would constitute a default under the Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Facility

         As of June 30, 2000, the Company had outstanding indebtedness of $32.6 million.

         Capital expenditures amounted to $1.1 million in the first half of 2000 and $1.1 million in the comparable period of 1999. At June 30, 2000, the Company has less than $500 thousand in outstanding capital commitments. The Company expects 2000 capital expenditures to be less than depreciation expense.


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for pianos, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, and, (vi) a shift in strength of the overall U.S. economy thereby possibly reducing durable goods purchases.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                    ITEM III
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt and the commodity price of wood used in the manufacture of pianos.

         At June 30, 2000, the carrying value and estimated fair value of Company's debt totaled $32.6 million. All of the Company's debt at June 30, 2000 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.3 million.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting of Shareholders held on June 16, 2000, the following actions were taken:

         The following Directors were elected for terms of office expiring at the Annual Meeting of Shareholders in 2001 -

                                                               Authority
                                     Votes for                  Withheld
                                     ---------                 ---------
Brent D. Baird                       2,805,191                   618,337
William B. Connell                   2,128,591                 1,294,937
Herbert A. Denton                    2,805,090                   618,438
John H. Gutfreund                    2,782,990                   640,538
Joseph H. Head, Jr.                  2,128,490                 1,295,038
James T. Heffernan                   2,803,091                   620,437
Karen L. Hendricks                   1,795,021                 1,628,507

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


                                  VOTES FOR         AGAINST     ABSTAIN
Appointment of
Deloitte & Touche LLP as
independent accountants
for 2000                            3,385,604        20,023      17,901

Shareholder proposal                1,457,294     1,853,925      18,010



ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

                  10.2 Amended and Restated Bylaws of the Company dated as of February 10, 1997. Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

                  99.1 Press Release, dated June 16, 2000 announcing re-election of Directors and rejection of shareholder proposal.

                  99.2 Press Release, dated August 3, 2000 announcing the Company's financial results for the second quarter of 2000.

                  27       Financial Data Schedule.

                         ------------------------------

Index to Exhibits appears on sequentially numbered page 19.


(b)      REPORTS ON FORM 8-K
         The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BALDWIN PIANO & ORGAN COMPANY



DATE:      August 14, 2000                  By:   /S/ KAREN L. HENDRICKS
      -----------------------                   ------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President




DATE:      August 14, 2000                  BY:   /S/ DUANE D. KIMBLE
      ------------------------                  -----------------------------
                                                Duane D. Kimble,
                                                Executive Vice President, and
                                                Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                                        Exhibit
-------                                       -------
10.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

10.2 Amended and Restated Bylaws of the Company dated as of February 10, 1997. Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

99.1 Press Release, dated June 16, 2000 announcing re-election of Directors and rejection of shareholder proposal.

99.2 Press Release, dated August 3, 2000 announcing the Company's financial results for the second quarter of 2000.

27       Financial Data Schedule.