Form 10-Q
period 2000-09-30
BALDWIN PIANO & ORGAN CO /DE/
filed 2000-11-14
CIK 797315

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934
                              --------------------

For the Quarter ended                                    Commission File Number
 September 30, 2000                                         0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


          Delaware                                              31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


  4680 Parkway Drive, Suite 200
  Mason, Ohio 45040-7198
 (Address of Principal Executive Offices)(Zip Code)


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


         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of November 1, 2000 is 3,462,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

NUMBER
------
PAGE

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999 .......................3
           Unaudited Condensed Consolidated Statements of Operations
             for the three months ended and nine months ended
               September 30, 2000 and 1999 ..................................4
           Unaudited Condensed Consolidated Statements of Cash
             Flows for the nine months ended
               September 30, 2000 and 1999 ..................................5
           Notes to Unaudited Condensed Consolidated Financial
             Statements, September 30, 2000 .................................6

      Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................9

      Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk ............................................12

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings ......................................... 13

      Item 2.   Changes in Securities and Use of Proceeds ................. 13

      Item 3.   Defaults upon Senior Securities ........................... 13

      Item 4.   Submission of Matters to a Vote
                  of Security Holders ......................................13

      Item 5.   Other Information ......................................... 13

      Item 6.   Exhibits and Reports on Form 8-K .......................... 14

      Signatures .......................................................... 15

      Exhibit Index ....................................................... 16

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                  September 30,  December 31,
                                                      2000          1999
                                                  -------------  ------------
ASSETS
     Current assets:
           Cash ...............................   $     260      $   1,705
           Receivables, net ...................      17,796         11,703
           Installment receivables retained ...       4,120          5,344
           Inventories ........................      51,579         38,786
           Deferred income taxes ..............       9,007          9,838
           Other current assets ...............       2,265          2,974
           Net assets of discontinued
                operations ....................           0         21,748
                                                  ---------      ---------
                     Total current assets .....      85,027         92,098
     Property, plant and equipment, net .......      19,787         20,985
     Deferred income taxes ....................       1,896            874
     Other assets .............................       9,135         14,035
                                                  ---------      ---------
                     Total assets .............   $ 115,845      $ 127,992
                                                  =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
           Accounts payable ...................   $  15,990      $  21,541
           Current portion of long-term debt ..       5,436         12,765
           Income taxes payable ...............           0          1,855
           Accrued liabilities ................      10,539          3,393
                                                  ---------      ---------
                     Total current liabilities       31,965         39,554
     Long-term debt, less current portion .....      31,232         32,582
     Other liabilities ........................       2,077          2,168
                                                  ---------      ---------

                     Total liabilities ........      65,274         74,304
                                                  ---------      ---------
     Shareholders' equity:
           Common stock .......................          42             42
           Additional paid-in capital .........      12,698         12,635
           Accumulated other comprehensive
             income (loss) .................           (373)          (270)
           Retained earnings ..................      44,700         47,777
                                                  ---------      ---------
                                                     57,067         60,184
           Less cost of treasury shares .......      (6,496)        (6,496)
                                                  ---------      ---------

                     Total shareholders' equity      50,571         53,688
                                                  ---------      ---------
                     Total liabilities and
                        shareholders' equity ..   $ 115,845      $ 127,992
                                                  =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net earnings per share)

                                                                                        Three Months             Nine Months
                                                                                       ENDED SEPT. 30           ENDED SEPT. 30
                                                                               --------------------------  ------------------------

                                                                                      2000       1999         2000       1999
                                                                                    --------    -------     -------     -------

     Net sales ...............................................................      $ 33,340    $ 29,106    $ 99,147    $ 88,164
     Cost of goods sold ......................................................        29,168      31,033      87,450      83,726
                                                                                    --------    --------    --------    --------
           Gross profit ......................................................         4,172      (1,927)     11,697       4,438
     Other operating income, net .............................................         1,380       6,063       1,571       6,336
                                                                                    --------    --------    --------    --------
     Operating profit ........................................................         5,552       4,136      13,268      10,774
     Operating expenses:
        Selling, general and
           administrative ....................................................         5,416       6,072      16,513      18,251
        Provision for doubtful accounts ......................................            90          85         260         256
                                                                                    --------    --------    --------    --------
            Operating (loss) profit ..........................................            46      (2,021)     (3,505)     (7,733)
     Interest expense ........................................................           954         837       2,772       2,276
                                                                                    --------    --------    --------    --------
            Earnings (loss) before
                 income taxes ................................................          (908)     (2,858)     (6,277)    (10,009)
     Income taxes ............................................................           346       1,082       2,325       3,694
                                                                                    --------    --------    --------    --------
     Net earnings (loss) from continuing
       Operations ............................................................          (562)     (1,776)     (3,952)     (6,315)

     Discontinued operations:
       Gain on sale of Retail Financing
          (net of income tax of $444) ........................................             0           0         725           0
       Income from operations of Retail Financing discontinued (net of income taxes for the nine months ended of $537 in 2000
          and $890 in 1999) ...............................................                0         154         150       1,490
                                                                                    --------    --------    --------    --------

                 Net earnings (loss) ........................................     $     (562)   $ (1,622)   $(3,077)    $ (4,825)
                                                                                    --------    --------    --------    --------

     Earnings (loss) per share:
     Basic
     Earnings (loss) from continuing
        operations ..........................................................       $  (0.16)   $  (0.51)   $  (1.14)   $  (1.83)
     Earnings from discontinued
        operations ..........................................................           0.00        0.04        0.25        0.43
                                                                                    --------    --------    --------    --------

     Net earnings (loss) .....................................................      $  (0.16)   $  (0.47)   $  (0.89)   $  (1.40)
                                                                                    --------    --------    --------    --------
     Diluted
     Earnings (loss) from continuing
        operations ...........................................................      $  (0.16)   $  (0.51)   $  (1.14)   $  (1.83)
     Earnings from discontinued
        operations ...........................................................          0.00        0.04        0.25        0.43
                                                                                    --------    --------    --------    --------
     Net earnings (loss) .....................................................      $  (0.16)   $  (0.47)   $  (0.89)   $  (1.40)
                                                                                    --------    --------    --------    --------

     Weighted average number of
        common shares ........................................................         3,463       3,453       3,463       3,453
                                                                                    ========    ========    ========    ========
     Weighted average number of
        common and common Equivalent shares ..................................         3,463       3,453       3,463       3,453
                                                                                    ========    ========    ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                  NINE MONTHS ENDED SEPT. 30,
                                                                                  ---------------------------
 INCREASE (DECREASE) IN CASH                                                           2000           1999
---------------------------                                                       ------------    ------------

  Cash flows from continuing
   Operating activities
     Net loss from continuing
     operations ................................................................   $ (3,952)       $(6,315)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation / amortization ............................................      3,117          2,401
        Gain on sale of assets .................................................     (1,120)        (5,917)
        Provision for doubtful accounts ........................................        260            256
        Deferred income taxes ..................................................       (191)        (2,233)

        Change in assets and liabilities -
           Receivables, net ....................................................     (6,354)         1,493
           Installment receivables retained ....................................      1,224              0
           Inventories .........................................................    (12,793)         6,839
           Other current assets ................................................        709           (910)
           Other assets ........................................................      4,337           (918)
           Accounts payable, accrued and
           other liabilities ...................................................     (6,160)         2,201
           Income taxes payable ................................................     (2,299)          (215)
                                                                                   --------        -------
Net cash used in continuing operating
   activities ..................................................................    (23,222)        (3,318)
                                                                                   --------        -------
   Discontinued operations:
     Income ....................................................................        150          1,490
     Adjustment to derive cash flows from
       operating activities ....................................................      1,018          4,003
                                                                                   --------        -------
Net cash provided by discontinued operations ...................................      1,168          5,493
                                                                                   --------        -------
Net operating activities .......................................................    (22,054)         2,175
                                                                                   --------        -------

Cash flows from investing activities:
   Plant, property and equipment ...............................................     (1,460)        (1,862)
   Proceeds from sale of assets ................................................      1,283          6,819
   Net proceeds from sale of Retail Financing ..................................     33,083              0
                                                                                   --------        -------
Net cash provided by continuing investing
   activities ..................................................................     32,906          4,957
                                                                                   --------        -------

Cash flows from financing activities:
   Repayment of long-term debt .................................................     (8,679)        (6,649)
                                                                                   --------        -------
Net cash used in continuing financing operations ...............................     (8,679)        (6,649)
Net cash (used in) provided by
 discontinued operations .......................................................     (3,618)           361
                                                                                   --------        -------
Net financing activities .......................................................    (12,297)        (6,288)
                                                                                   --------        -------

   Net (decrease) increase in cash .............................................     (1,445)           844
   Cash at beginning of period .................................................      1,705            327
                                                                                   --------        -------

Cash at end of period ..........................................................   $    260        $ 1,171
                                                                                   --------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) during the quarter for:
      Interest .................................................................   $  1,711        $ 2,129
                                                                                   ========        =======

      Income taxes .............................................................   $  1,646        $  (333)
                                                                                   ========        =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                            (in thousands of dollars)

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

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three-month and nine-month periods ended September 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


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


(3)     INVENTORIES
        Inventories consist of the following (in thousands of dollars):

                                  September 30,   December 31,
                                     2000            1999
                                  ------------    ------------
     FIFO cost:
          Raw material .........   $ 19,787         $ 17,716
          Work-in-process ......      9,614            9,247
          Finished goods .......     32,829           22,474
                                   --------         --------
                                     62,230           49,437

     Less revaluation to LIFO...    (10,651)         (10,651)
                                   --------         --------

          Net inventories ......   $ 51,579         $ 38,786
                                   ========         ========

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                            (in thousands of dollars)

(4)     EARNINGS PER SHARE FROM CONTINUING OPERATIONS
        A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):

                                                                     Nine Months Ended September 30:
                                                            2000                                       1999
                                            ------------------------------------------  -----------------------------------
                                                                            PER                                   PER
                                             INCOME         SHARES         SHARE        INCOME        SHARES     SHARE
                                            --------        ------       -------------  ------        ------     -----

         Earnings (loss)
          per share                         $(3,952)        3,463        $  (1.14)     $(6,315)       3,453      $(1.83)
         Dilutive effect of
          options                           -------         -----        --------      -------        -----       -----
         Earnings (loss)
          per share -
         assuming dilution                  $(3,952)        3,463        $  (1.14)     $(6,315)       3,453      $(1.83)
                                            ------          -----        --------      -------        -----       -----


(5)      SEGMENT INFORMATION
                                         Three Months Ended        Nine Months Ended
                                           SEPTEMBER 30               SEPTEMBER 30
                                       ----------------------    -------------------
                                         2000          1999         2000       1999
                                       --------     ---------    ---------    ---------
             Music and related         $  23,411    $  17,915    $  66,079    $  53,843
             Contract Electronics          9,929       11,191       33,068       34,321
                                       ---------    ---------    ---------    ---------
             SALES AND OTHER REVENUE   $  33,340    $  29,106    $  99,147    $  88,164
                                       ---------    ---------    ---------    ---------


             Music and related (*)     $     150    $   1,418    $  (1,594)   $  (1,232)
             Contract Electronics(**)      1,522         (908)       2,627         (360)
             Corporate G&A and other
               unallocated                (1,626)      (2,531)      (4,538)      (6,141)
                                       ---------    ---------    ---------    ---------
             OPERATING (LOSS) PROFIT   $      46    $  (2,021)   $  (3,505)   $  (7,733)
                                       ---------    ---------    ---------    ---------


             Music and related         $  76,902    $  69,746    $  76,902    $  69,746
             Contract Electronics         19,534       20,896       19,534       20,896
             Discontinued Operations           0       20,222            0       20,222
             Corporate G&A                19,409       14,250       19,409       14,250
                                       ---------    ---------    ---------    ---------
             IDENTIFIABLE ASSETS       $ 115,845    $ 125,114    $ 115,845    $ 125,114
                                       ---------    ---------    ---------    ---------


             Music and related         $     632    $     511    $   1,835    $   1,534
             Contract Electronics            113          156          404          504
             Corporate G&A                   268          126          878          363
                                       ---------    ---------    ---------    ---------
             DEPRECIATION AND
               AMORTIZATION            $   1,013    $     793    $   3,117    $   2,401
                                       ---------    ---------    ---------    ---------

             Music and related         $     270    $     646    $   1,362    $   1,619
             Contract Electronics             31           47          115          110
             Corporate G&A                    10           52          (17)         133
                                       ---------    ---------    ---------    ---------
             CAPITAL ADDITIONS         $     311    $     745    $   1,460    $   1,862
                                       =========    =========    =========    =========

         * Third quarter 1999 results include a one-time pretax gain of $5,937 or $1.04 per share, on the sale of the Company's manufacturing facility in Juarez, Mexico. Also, during the first quarter of 1999 the Company consolidated its grand piano production. This created a one-time decrease in Baldwin's Music and Related operating profit of $1,500 or 27 cents per share.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                            (in thousands of dollars)

         Operating loss for Music and Related for the nine months ended September 30, 1999 would have been $5,669 without the effect of these one-time costs.

         **Third quarter 2000 results include a one-time pretax gain of $1,120 or 20 cents per share from the sale of an unused facility and land in Fayetteville, Arkansas.

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

(7)      COMPREHENSIVE INCOME (Loss)
         The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations.

         Total Comprehensive income (loss):             Nine Months Ended September 30,
                                                             2000             1999
---------------------------------------------------------------------------------------
              Net earnings (loss)                          $(3,077)           $(4,825)
              Foreign currency
                translation adjustment                        (103)                85
---------------------------------------------------------------------------------------
                      comprehensive income (loss)          $(3,180)           $(4,740)
---------------------------------------------------------------------------------------

         (8) ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective no later than the Company's first quarter of 2001. The Adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THIRD QUARTER OF 2000 COMPARED
  TO THE THIRD QUARTER OF 1999

         Net sales for the third quarter increased 14 percent to $33.3 million, an increase from $29.1 million a year ago. The net loss for the quarter was $562,000, or 16 cents per share, versus a comparable loss of $1,622,000, or 47 cents a share, a year ago. The current quarter's loss from continuing operations includes a gain of 20 cents per share from the sale of an unused facility and land in Fayetteville, Arkansas. Third quarter 1999 loss from continuing operations included a one-time gain of $1.04 per share from the sale of the Company's facility in Juarez, Mexico. In the third quarter of 1999, the Company recorded income from its discontinued retail financing operations of $154,000, or four cents per share.

         For the first nine months, the Company's net sales increased
12 percent to $99.1 million, increasing from $88.2 million for the 1999 period. The net loss decreased to $3,077,000, or 89 cents per share, including the 20 cents per share gain on the sale of the excess facility in Fayetteville, Arkansas. The loss for the first nine months is less than last year's loss of $4,825,000, or $1.40 per share, which included the gain of $1.04 per share from the sale of the Juarez, Mexico facility, offset in part by a restructuring and other non-recurring charges of 27 cents per share related to the consolidation of grand piano assembly operations. Earnings from discontinued operations for the first nine months of 2000 were 25 cents per share, which included a gain of 21 cents per share from the sale of the Company's retail financing subsidiaries. Last year's earnings from discontinued operations for the first nine months of 1999 were 43 cents per share.

         The Music Division reported sales of $23.4 million in the third quarter, an increase of 30 percent from a year ago, reflecting an increased demand for Baldwin's products. Music reported a pre-tax and interest operating profit of $150,000, which resulted from strong unit sales including increased sales of the Company's higher margin products, Artist and Concert Grand Pianos and Digital Pianos. Third quarter 2000 unit sales increased by 16 percent. In the third quarter of last year, Music reported a loss of $4,519,000 excluding the gain on the sale of the Juarez, Mexico facility.

         The Contract Electronics Division reported third quarter sales of $9.9 million, down 11 percent from a year ago. However, Contract Electronics reported pre-tax and interest profits of $402,000, excluding the gain on the sale of real estate, compared with a loss of $908,000 in the third quarter of 1999. Contract Electronics increased its gross profit margin by 0.5 percent from the second quarter of 2000.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         Selling, general and administrative expenses for the first nine months of 2000 were $16.5 million, a decrease of $1.8 million from $18.3 million for the first nine months of 1999. This decrease reflects the impact of efficiencies and cost controls put in place over the last year by the Company.

         Interest expense increased by $0.5 million, to $2.8 million for the nine months ended September 30, 2000 from $2.3 million for the comparable period in 1999. This increase resulted from rate increases on the Company's debt and increases in debt levels for inventories of product to satisfy seasonally high fourth quarter keyboard sales.

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

         The annual rate of interest under the Company's new revolving credit facility is equal to an index rate plus applicable index margins. The index rate is equal to the latest 30-day commercial paper rate for high-grade unsecured notes sold through dealers by major corporations. The applicable index margins at credit facility inception are 2.5% for applicable index margin and 2.0% for applicable letter of credit margin. The applicable index margins can be adjusted prospectively based on the operating cash flow ratio of the Company. The applicable index margin can be adjusted between 2.0% and 3.0%, and the applicable letter of credit margin can be adjusted between 1.75% and 2.5%.

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

         The Credit Facility contains financial covenants which require the Company to maintain certain financial ratios and tangible net worth within defined amounts and restrict the amount of capital expenditures that can be made each year. The Credit Facility also contains covenants that restrict, among other things, the Company's ability to incur new indebtedness, pay dividends, make loans or investments, prepay debt, issue securities, repurchase the Company's common stock, guarantee debt, create liens on assets, sell assets, enter into sale-leaseback transactions, change its operations or business, purchase real estate, merge or consolidate with other entities or acquire new businesses. Additionally, the Credit Facility contains provisions by which a change of control of the Company or a default under the Company's other debt agreements would constitute a default under the Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Facility.

         As of September 30, 2000, the Company had outstanding indebtedness of $36.7 million.

         Capital expenditures amounted to $1.5 million through the third quarter of 2000 and $1.9 million in the comparable period of 1999. At September 30, 2000, the Company has less than $500,000 in outstanding capital commitments. The Company expects 2000 capital expenditures to be less than depreciation expense.


FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) changes in consumer preferences resulting in a decline in the demand for pianos, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, and, (vi) a shift in strength of the overall U.S. economy, thereby possibly reducing durable goods purchases.

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

         At September 30, 2000, the carrying value and estimated fair value of Company's debt totaled $36.7 million. All of the Company's debt at September 30, 2000 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.4 million.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 2000.


ITEM 5.  OTHER INFORMATION

         The Company during the third quarter of 2000 sold an unused facility and land in Fayetteville, Arkansas for a one-time pretax gain of $1.1 million or 20 cents per share.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                    PART II. OTHER INFORMATION - (Continued)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3.1 Certificate of Incorporation of the Company, as amended. Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

                  3.2 Amended and Restated Bylaws of the Company dated as of February 10, 1997. Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

                  10.1 First Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.


                  99.1 Press Release, dated November 1, 2000 announcing the Company's financial results for the third quarter of 2000.

                  27       Financial Data Schedule.

                     --------------------------------------

Index to Exhibits appears on sequentially numbered page 19.


         (b)      REPORTS ON FORM 8-K
                  The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BALDWIN PIANO & ORGAN COMPANY



DATE:     NOVEMBER 14, 2000                 BY:   /s/ KAREN L. HENDRICKS
      ------------------------                  ------------------------------
                                                Karen L. Hendricks, Chairman,
                                                Chief Executive Officer and
                                                President




DATE:     NOVEMBER 14, 2000                 BY:   /s/ DUANE D. KIMBLE
      ------------------------                  ------------------------------
                                                Duane D. Kimble,
                                                Executive Vice President, and
                                                Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
NUMBER                                EXHIBIT
------                                -------

3.1            Certificate of Incorporation of the Company, as amended.
               Incorporated by reference from the Company's Form S-1 Registration Statement as declared effective by the Commission on October 8, 1986.

3.2 Amended and Restated Bylaws of the Company dated as of February 10, 1997. Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.



10.1 First Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.

99.1 Press Release, dated November 1, 2000 announcing the Company's financial results for the third quarter of 2000.

27             Financial Data Schedule.