Form 10-K405
period 2000-12-31
BALDWIN PIANO & ORGAN CO /DE/
filed 2001-04-17
CIK 797315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                             -----------------------

For the fiscal year ended                              Commission File Number
    December 31, 2000                                           0-14903



                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


Delaware                                                      31-1091812
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                          Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio                                                   45040-7198
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

         The aggregate market value of the voting stock held by non-affiliates of the registrant is $5,569,203 based upon the $2.50 per share price at which the Common Stock was last sold as reported on the Nasdaq National Market through March 30, 2001.

         The number of outstanding shares of Common Stock of Baldwin Piano & Organ Company ("Company"), as of March 30, 2001, is 3,462,826.

                                TABLE OF CONTENTS

PART I.                                                                  PAGE
                                                                         ----

Item  1.            Business                                             4-15

Item  2.            Properties                                            15

Item  3.            Legal Proceedings                                     15

Item  4.            Submission of Matters to a Vote of
                    Security Holders                                      16

PART II.
Item  5.            Market for Registrant's Common Equity                 17
                    and Related Stockholder Matters

Item  6.            Selected Financial Data                               18

Item  7.            Management's Discussion and Analysis of              19-23
                    Financial Condition and Results of Operation

Item 7A.            Quantitative and Qualitative Disclosures             23-24
                    about Market Risk

Item  8.            Financial Statements and Supplementary Data          25-46

Item  9.            Changes in and Disagreements with Accountants         46
                    on Accounting and Financial Disclosure


PART III.
Item 10.            Directors and Executive Officers of the               47-48
                    Registrant

Item 11.            Executive Compensation                                49-55

Item 12.            Security Ownership of Certain Beneficial              56-63
                    Owners and Management

Item 13.            Certain Relationships and Related                     64
                    Transactions


PART IV.
Item 14.          Exhibits, Financial Statement Schedules,               64-68
                  and Reports on Form 8-K


SIGNATURES                                                               69

Schedule VIII, Valuation and Qualifying Accounts                         70

Index to Exhibits                                                        71-79

Exhibits

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

         As one of its businesses, the Company through its Contract Electronics Division, offered printed circuit board assemblies, design, engineering, testing, assembly, post-production repair and order fulfillment services for original equipment manufacturers. On January 26, 2001, the Company completed the sale of this division to Ayrshire Electronics, LLC ("Ayrshire") for net proceeds of approximately $9.0 million in cash, subject to certain post-closing adjustments.

         As one of its businesses, Baldwin provided in-house consumer installment financing of musical products through its wholly-owned subsidiaries, Keyboard Acceptance Corporation and Signature Leasing Company (together referred to as "Retail Financing"). On March 10, 2000, Baldwin completed the sale of these subsidiaries to Deutsche Financial Services Corporation ("DFS") for approximately $35.0 million.

         On March 22, 2001, the Company sold eleven retail piano stores to an affiliate of Chicago-based Biasco Musical Instrument Company, Baldwin's largest dealer, for approximately $4.6 million, subject to certain adjustments.

         Sales of the Company's products and other revenue are set forth by segment in the following table:

                                                 (dollars in millions)

                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                             2000       1999        1998
                                             ----       ----        ----

     Music and related . . . . . . . .     $ 86.1     $ 79.3       $ 91.6
     Discontinued operations:
         Retail Financing . . . .             1.5        8.8         10.4
         Contract Electronics . . . . .      42.9       45.0         42.7
                                             ----     ------        -----
                  Total . . . . . . . . .  $130.5     $133.1       $144.7
                                           ======     ======       ======

MUSICAL PRODUCTS

         Since 1862, Baldwin's keyboard products have been recognized for their high quality, value and performance by professional musicians, educators and consumers. Today, Baldwin's keyboard products are consistent with the Company's fine heritage and represent a broad range of acoustic and electronic instruments aimed at a broad consumer base. In 2000, Baldwin's musical products were sold through domestic wholesale dealers (86%), Company-owned retail stores (11%), and an international dealer network (3%).

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

                  During the National Association of Music Manufacturers (NAMM) 2001 music trade show, Baldwin introduced an all-new line of Chickering grand pianos, as well as four new studio models, three under the Baldwin name and one new Wurlitzer model. The Company is augmenting its line-up of its Artist Series grand pianos with several new furniture styles and finishes and is expanding its line-up of Baldwin Pianovelle digital pianos with five new instruments available in portable, vertical and grand piano-style cabinets.

                  In 2000, Baldwin introduced significant changes to its flagship Artist Grand Piano line. Changes involved not only performance-based improvements to the touch response and tone quality of the instrument, but also new aesthetic features improving the overall look of the piano. These new products began shipping in April, 2000.

                  In the third quarter of 1998, Baldwin began dealer shipments of a new line of grand pianos featuring the Company's new super-high-gloss polyester finishes. These new pianos have a mirror-like appearance with proven customer appeal. The finish is extremely hard and durable, is resistant to chemicals, scratches or abrasions, and is easily repaired should it be damaged. This achievement was the culmination of years of planning. It was a team effort including long-term employees and newly-hired experts, thorough training, and a multi-million-dollar capital investment for state-of-the-art polyester finishing equipment. The Company expanded the rate of production to meet the increase in demand. The Company believes that polyester finish is a prerequisite for entering into Asian and European piano markets. The Company believes approximately 70% of the grand pianos sold in the United States have a polyester finish.

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

                  In early 2000, Baldwin also introduced a new player piano system called ConcertMaster (TM) CD. This new product is targeted at an entry level price point and is available as a field retrofit kit that can be installed on any brand of piano, new or used.

                  In digital keyboard products, the Company uses outside sources for the development and production of its products, under strict specifications developed by the Company. Outsourcing has enabled the Company to benefit from other companies' expertise in advanced electronic technology and new material development and to minimize operating costs.

                  In early February 1999, Baldwin announced that it had signed an exclusive 10-year agreement to purchase its cast iron piano plates from Southland Marketing - an Arkansas firm with approximately $50 million in annual sales, operating for 25 years as a primary designer and supplier of machined complex castings for a wide variety of manufacturing applications. In connection with that agreement, Baldwin made a capital investment to help finance the purchase of equipment needed to produce the piano plates, including computer-numerically-controlled five-axis drilling and machining equipment unique to the piano plates, and state-of-the-art powder finishing. Baldwin's investment includes equipment which can be relocated, but excludes the casting process itself.

                  Plates from the manufacturing facility are made in accordance with stringent Baldwin performance requirements. Unlike traditional plates with very high scrap content, Baldwin's are from a process that relies almost exclusively on virgin iron ore. The resulting plates are of the very high chemical purity that the Company believes improves the sound of the piano and sets a standard for the piano industry.

         MARKETING AND DISTRIBUTION

                  The Company distributes its keyboard musical instruments in North America through approximately 375 independent dealers. The Company operated 15 Company-owned stores in seven large metropolitan areas prior to March 22, 2001, when eleven of those retail stores were sold to Biasco Musical Instrument Company ("Biasco"), Baldwin's largest dealer. The Company intends to sell or close the other four stores.

                  In 2000, no single dealer accounted for more than 4.5% of the Company's keyboard musical instrument sales. The top ten dealers in terms of net sales accounted for approximately 25.4% of the Company's keyboard musical instrument sales, excluding sales through Baldwin's retail stores. With the March 22, 2001 sale of eleven of the Company's retail stores, Biasco is expected to, in 2001, account for approximately 15% of the Company's keyboard musical instrument sales. In addition to the retail stores in Cincinnati, Atlanta, Indianapolis, Louisville and Lexington sold to Biasco, Biasco is also the Company's dealer for the Chicago, Minneapolis, Miami, Pompano Beach, Lakeland and Tallahassee markets.

                  The Company's domestic unit sales leadership is attributable, in substantial part, to its excellent dealer network. The Company believes that it has been able to attract and maintain dealers by offering a superior product line and numerous programs and services designed both to assist dealers and promote the Company's products. These programs include:

                  - A Concert and Artist program in which many of the world's most renown pianists, composers, conductors, vocalists and musical institutions endorse Baldwin grand pianos. This provides Baldwin dealers with extensive national and local product publicity and a method of product differentiation. This promotes wide use of Baldwin's pianos in broadcast media and provides for in-store merchandising materials which promote these endorsements.

                  - A dealer support program, providing training, promotional programs and assistance, and sales incentives.

                  - Institutional loan programs, which provide for short term piano loans to universities followed by selling events at the end of the loan term.

                  - Sponsorship of educational activities, including piano competitions.

         TRUCKING

                  The Company ceased its Company-managed trucking of pianos to dealers during 1997, and converted these operations to an independent company which specializes in piano transport. Through a contractual arrangement, this independent trucking company absorbed the Company's leased fleet and provides cartage at rates competitive with the Company's. The benefits to the Company were three-fold:

          (1) The Company's delivery time to dealers was improved dramatically, particularly to dealers on the west coast of the U.S. because the transport company ships full loads on a more frequent basis utilizing the economies of scale of shipping pianos for several piano manufacturers.

          (2) The specialized expertise of the independent contractor reduced in-transit damage to the Company's pianos.

          (3) The Company reduced internal administrative costs and improved its business focus.

         RETAIL STORES

                  On March 22, 2001 the Company announced the sale of eleven of its retail piano stores to an affiliate of Chicago based Biasco Musical Instrument Company ("Biasco"), Baldwin's largest customer. The retail stores sold are located in Cincinnati, Atlanta, Indianapolis, Louisville and Lexington. Net proceeds from the sale were $4.6 million and were used to further reduce the Company's outstanding debt. Biasco agreed to sell only the Baldwin family of products - Baldwin(R), Chickering(TM), Wurlitzer(R), Pianovelle(TM) and ConcertMaster(TM) - in these cities.

                  Prior to the Biasco sale, the Company operated retail outlets in Atlanta, Georgia; Cincinnati, Ohio; Indianapolis and Fort Wayne, Indiana; Louisville and Lexington, Kentucky. These Company-owned retail outlets sold only Company piano lines and were generally situated in areas where they did not compete directly with the Company's independent dealers. The Company believes that the existence of Company-owned stores did not adversely affect the Company's good relationships with its independent dealers.

         INTERNATIONAL SALES

                  The Company's products are distributed in Canada through approximately 15 independent dealers representing approximately 1.5% of the Company's total keyboard sales in 2000. The Company markets products through a number of other international distributors in markets such as Mexico, France, Taiwan, Japan and England representing approximately 1% of the Company's total keyboard sales in 2000.

         MARKETS AND COMPETITION

                  The principal targets for the Company's acoustic and electronic pianos are families with children aged 6 to 12, young adults, and educational institutions.

                  In the U.S., according to trade publications, the piano category has averaged approximately 4% growth over the past three years (1998; 1999; and 2000). Because available industry data reports unit sales from manufacturers to dealers, and not dealers to consumers, it is difficult to determine real consumption in any given year. Based on available information from a variety of sources, the Company believes 1998 and 1999 were atypical. The unusually strong growth reported by the industry in 1998 followed by a decline in 1999 is, in the Company's view, a result of trade inventory loading in 1998. The dealers stocked up because the Asian economic crisis caused a surge of Asian piano imports into the U.S. at dramatically discounted piano pricing. Then, in 1999, the dealers worked off their excess inventory before reordering.

         Therefore, the Company believes that averages over several years are probably a better predictor of real category growth dynamics. On that basis, average growth of acoustic pianos in the past three years has been stronger than the previous three years. The Company believes this is an indication of a strong domestic economy, a reduction in the number of used pianos in the marketplace, and strong media and public interest in newly-published research linking keyboard study to enhance intellectual development.

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

                  The Company believes that its domestic unit market share for new acoustic pianos was approximately 24% in 1998, approximately 22% in 1999 and approximately 20% in 2000. The Company believes that no single manufacturer has a domestic market share larger than the Company's. The Company's domestic market share for digital pianos was approximately, 5% in 1998, 5% in 1998 and 5% in 2000.

CONTRACT ELECTRONICS OPERATIONS (DISCONTINUED OPERATIONS)

         In 1984, the Company began manufacturing printed circuit board assemblies for original equipment manufacturers outside the music industry. The Baldwin Contract Electronics Division operated from its Fayetteville, Arkansas site and provided electronic and electromechanical products and services to a broad range of original equipment manufacturers. Final applications included commercial and industrial power controls, heating and air conditioning systems, vending machines, mail handling systems, exercise equipment and semiconductor fabrication equipment.

         On January 29, 2001, the Company completed the sale of its Contract Electronics Division to Ayrshire Electronics, LLC ("Ayrshire"). Baldwin received gross proceeds of approximately $9.7 million, subject to certain post-closing adjustments. After transaction expenses, Baldwin expects to net approximately $9.0 million, subject to certain post-closing adjustments, for total after-tax losses on the sale of $4.2 million, or $1.21 per share. Of the total losses, $3.4 million, or 97 cents per share, is reflected in the Company's results for the year ended December 31, 2000. Further, as a result of the sale of the Contract Electronics Division, the Company will record an after tax charge in the first quarter of 2001 of approximately $800,000, or 23 cents per share, related to certain corporate charges that were triggered upon the sale. Under generally accepted accounting principles these costs do not qualify as part of the loss on the disposal recognized in 2000. The Company retained land and a building located in Fayetteville, Arkansas from the assets of the Contract Electronics Division. The Company entered into a lease with Ayrshire pursuant to which the Company will lease this property to Ayrshire. The Company and

Ayrshire have also entered into a "Confidentiality, Non-solicitation and Non-competition Agreement" and an "Information Technology Transition Services Agreement".

         The Company sold its printed circuit board assemblies to its customers through both Company representatives and independent electronics manufacturers' representatives with territories covering 28 states. There are many contract manufacturers of printed circuit board assemblies, and the Company did not have a significant share of the market of such products. The industry remains highly fragmented with predominantly small players and a few large ones. However, in terms of sales, the Company established a niche in low-to-medium volume assembly, and the Company believed that the Division was ranked in the top 65 out of approximately 1,000 contract electronics manufacturers in the U.S. This Division had developed a strong reputation among its customers in the consistency of its quality and flexibility in meeting rapidly changing customer demands.

RETAIL FINANCING OPERATIONS (DISCONTINUED OPERATIONS)

         The Company's retail financing segment, ("Retail Financing"), operated through two wholly-owned retail financing subsidiaries: Keyboard Acceptance Corporation ("KAC") for installment payment finance and beginning in 1997, Signature Leasing Company ("SLC"). Retail Financing provided point-of-sale consumer financing through keyboard dealers located throughout the United States. On March 10, 2000, the Company completed the sale of Retail Financing to Deutsche Financial Services Corporation ("DFS"). The gross proceeds from that sale were approximately $35 million, and an after-tax gain of $725,000, or 21 cents per share, was recorded in the first quarter of 2000. The Company agreed to continue to exclusively use KAC and SLC to service the retail financing needs of its company-owned stores and to use its Atlanta repossession center to sell any pianos repossessed by KAC and SLC. Under the terms of the sales agreement with DFS, the Company is contingently liable for, and must repurchase, all accounts that become more than 120 days past due during the two year period after the transaction closing date.

         DFS is a strategic buyer with extensive experience in, and knowledge of, the piano business. The Company believes DFS will maintain Retail Financing's excellent long-term dealer relationships and continue the high-quality service that Baldwin dealers have come to expect. Based on Baldwin's strong relationship with DFS, and DFS's relationship with piano dealers, including Baldwin's dealers, together with other sources of available financing to piano consumers, the Company believes the sale of Retail Financing will have no adverse impact on Baldwin's piano business. The net proceeds of approximately $32.5 million from the sale of Retail Financing, were used by the Company to reduce the level of its borrowings and thereby strengthen its balance sheet and core music business.

         During the last few years Retail Financing had expanded its focus. In addition to financing only those keyboard products sold by Baldwin dealers, Retail Financing made its consumer financing available through music dealers that do not carry the Company's keyboard products.

         Retail Financing has offered music dealers consumer financing programs which included competitive interest rates, leasing, rent-to-own options and prompt credit approval. In addition to these services, Retail Financing both originated and cooperated in special promotional programs with dealers.

         Prior to the sale of the Retail Financing to DFS, KAC financed its installment receivable contracts portfolio by selling substantially all of such contracts to General Electric Capital Corporation and its affiliates ("GECC"). Those installment receivables contracts which were not eligible for sale were retained by KAC and financed through Baldwin's bank borrowings. Retail Financing serviced both those contracts sold and those retained.

MANUFACTURING

         The Company has integrated acoustic piano manufacturing capability beginning with the treatment of raw lumber; proceeding through the fabrication and finishing of the cabinetry and assembly of the inner mechanisms; and culminating in the creation of a completed piano. Since 1996, the Company has implemented an aggressive initiative to modernize and simplify its piano manufacturing operations, which lead the Company to announce on January 31, 2001 the phase-out of operations at its Greenwood, Mississippi plant and to outsource component manufacturing to other woodworking firms in the U.S. and abroad.

         The outsourcing of Greenwood's operations was the next step in the Company's plan to properly size its manufacturing processes and operational base to its business. This plan began three years ago with the implementation of synchronous manufacturing, which achieved significant reductions in space requirements. Utilizing synchronous manufacturing techniques, the Company is gaining greater process efficiencies, reducing manufacturing costs and inventories, improving cycle times, increasing capacity and usable space, and producing consistently higher-quality pianos for its dealer network and consumers.

         During the first half of 1999, Baldwin reduced its costs by approximately $2 million annually by consolidating the production of its Artist Grand pianos into its Trumann, Arkansas piano assembly plant, and ceasing assembly at Conway, Arkansas. Synchronous manufacturing techniques made the relocation possible. Previous to this consolidation, Baldwin had been assembling some of Baldwin's Artist Grand pianos at the Trumann plant for over a year. The Company incurred one-time expenses of $1.5 million and a capital investment of approximately $0.5 million in connection with this consolidation. The Company's polyester finishing operations at Conway were not affected.

         In September, 1999, Baldwin sold its Juarez, Mexico manufacturing facility to an unrelated third party for $7.2 million. The implementation of synchronous manufacturing techniques at our Juarez facility allowed the Company to maintain production using only a third of the space once required for the same operations. The Company's manufacturing in Juarez remains in Juarez, but operating in a smaller, leased facility.

RAW MATERIALS

         Raw materials required for the Company's acoustic piano manufacturing operations are primarily purchased in the United States. Due to the Company's unique products, a limited number of vendors are available for certain specialized parts needed for pianos. The Company has not experienced significant difficulties in obtaining adequate supplies of raw materials. However, the failure of one or more such vendors to continue to supply its products could cause delays in the Company's manufacturing process until suitable alternate sources could be obtained.

SEASONALITY

         The Company's business is somewhat seasonal in nature. The fourth quarter musical products sales are generally strongest during the holiday season. However, in 2000, the fourth quarter accounted for approximately 23% of net sales. The average fourth quarter sales for the previous three years is 29%, thus fourth quarter 2000 is 5% lower. The Company believes a combination of factors, including consumer preoccupation with the outcome of the 2000 presidential election, a skittish stock market, and a dramatic slowing of the U.S. economy resulted in fourth quarter 2000 sales lower than previous years.

BACKLOG

         At both December 31, 2000 and 1999, the Company had sales orders for keyboard products of approximately $2 million and $9 million, respectively. The Company anticipates that all unfilled 2000 orders will be filled during 2001.

WORKING CAPITAL

         The Company requires significant working capital to support its operations. The Company builds piano inventory levels during the year to support its normally high fourth quarter seasonal sales demand.

         On March 24, 2000 the Company entered into a new revolving line of credit (the "Credit Facility") with General Electric Capital Corporation ("GECC"). To finance its working capital requirements and to refinance the Company's old credit facilities. The Credit Facility has a maximum commitment level of $40 million and is scheduled to terminate on March 24, 2003. Under the Credit Facility, GECC is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories, trade accounts receivable and property, plant and equipment. The annual rate of interest under the Credit Facility is based upon the 30-day commercial paper rate for high-grade unsecured notes as reported in The Wall Street Journal and varies quarterly, after the first year, depending upon performance criteria set forth in the Credit Facility. The initial rate was 250 basis points above such commercial paper rate.

         For more information about the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in Part II, Item 7 of this document.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 1,500 full-time employees. Approximately 276 hourly workers at the Company's Greenwood, Mississippi facility are represented by the International Chemical Workers Union, Local Union No. 800 and approximately 247 hourly workers at Fabricantes Tecnicos, S.A. (wholly-owned subsidiary of the Company) Juarez, Mexico facility are represented by the National Labor Union of Workers of Electronic Products. All other employees are not represented by collective bargaining units. The Company considers its relations with its employees to be good. After the sale of the Contract Electronics Division, the sale of the eleven retail stores and the closure of the Company's Greenwood, Mississippi facility, the Company estimates it will have approximately 900 employees.

                               ITEM 2. PROPERTIES

         The Company operates the following manufacturing facilities, all of which are owned, except for Juarez, Mexico, which is leased. These properties are pledged as collateral under the Company's various credit facilities.

      Location               Industry Segment            Principal Products
      --------               ----------------            ------------------
Conway, Arkansas             Music and related           Polyester Finishing

Trumann, Arkansas            Music and related           Vertical pianos/
                                                         Grand pianos
Juarez, Mexico               Music and related           Keys and actions

OWNED PROPERTY TO BE CLOSED MID-2001:
Greenwood, Mississippi       Music and related           Piano cases and wood
                                                         components

OWNED PROPERTY CURRENTLY BEING LEASED TO ANOTHER PARTY (AYRSHIRE):
Fayetteville, Arkansas

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matters to a vote of its shareholders during the fourth quarter of the Company's 2000 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the Company's current executive officers. They have been elected by the Company's Board of Directors to serve until their respective successors are elected.

         KAREN L. HENDRICKS, age 53, is the Company's Chairman of the Board and Chief Executive Officer. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of The Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of ComProducts International.

          On February 28, 2001 Ms. Hendricks announced her plans to resign as the Company's Chief Executive Officer in November 2001.

         DUANE D. KIMBLE, age 40, is President, Chief Financial Officer and Corporate Secretary. Mr. Kimble joined the Company in August 1998 as Vice President, Strategic Planning, was named Chief Financial Officer in December 1998, then named President in February 2001. Prior to joining the Company, Mr. Kimble had been director of financial and operations analysis for Equistar Chemicals, L.P., a leading producer of industrial chemicals, since 1997. From 1986 to 1997, Mr. Kimble held a variety of key financial positions with Millennium Petrochemicals, Inc., the nation's largest domestic producer of polyethylene plastic.

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

         Year 2000                            Year 1999
         ---------                            ---------
   Common Stock Price Range          Common Stock Price Range
  --------------------------         ------------------------
Quarter     High        Low          Quarter     High      Low
-------     ----        ---          -------     ----      ---
First       $9 5/8      $6 1/2       First       $11 1/2   $7 1/2
Second      $8 1/4      $5 3/8       Second      $9 5/8    $7 1/8
Third       $6 1/8      $4 5/8       Third       $9 1/4    $6
Fourth      $5          $2 1/8       Fourth      $9 1/4    $7

         As of March 31, 2001, the number of outstanding shares of the Company's common stock was 3,462,826. The approximate number of record holders of such shares was 95. The Company believes it has approximately 600 stockholders in the aggregate.

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

                         ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(In thousands, except per share data)

Operations Statement Data:                                      2000        1999        1998        1997       1996
--------------------------------------------------------------------------------------------------------------------
Net sales                                                   $ 86,134    $ 79,315    $ 91,567    $107,492   $ 84,176
Cost of goods sold                                            76,819      76,895      73,395      82,655     64,420
--------------------------------------------------------------------------------------------------------------------
     Gross profit                                              9,315       2,420      18,222      24,837     19,756
Other operating income, net                                    1,744       6,932       1,402       2,083      3,135
--------------------------------------------------------------------------------------------------------------------
     Gross profit and other operating revenue                 11,059       9,352      19,624      26,920     22,891
Selling, general and administrative                           21,086      21,494      22,239      23,485     21,976
--------------------------------------------------------------------------------------------------------------------
     Operating profit (loss)                                 (10,027)    (12,142)     (2,615)      3,435        915
Interest expense                                               3,075       2,599       1,085       1,210     (1,944)
--------------------------------------------------------------------------------------------------------------------
     Earnings (loss) before income taxes and discontinued
     operations                                              (13,102)    (14,741)     (3,700)      2,225     (1,029)
Income taxes                                                  (4,624)     (6,430)     (1,511)        607       (484)
--------------------------------------------------------------------------------------------------------------------
     Net earnings (loss) before discontinued operations     $ (8,478)   $ (8,311)   $ (2,189)   $  1,618   $   (545)
Discontinued operations:
Income from operations net of income taxes                        83         568       2,926       2,831      2,601
Net  loss on sales, net of income taxes                       (1,922)
                                                            ---------    --------    --------    --------   --------
Net earnings (loss)                                         $(10,317)   $ (7,743)   $    737    $  4,449   $  2,056
====================================================================================================================
Basic earnings per share
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                  $  (2.45)   $  (2.41)   $   (.63)   $    .47   $   (.16)
Earnings (loss) from discontinued operations                    (.53)        .17         .84         .83        .76
                                                            ---------    --------    --------    --------   --------
Net earnings (loss)                                         $  (2.98)   $  (2.24)   $    .21    $   1.30   $    .60
--------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                  $  (2.45)   $  (2.41)   $   (.63)   $    .47   $   (.16)
Earnings (loss) from discontinued operations                    (.53)        .17         .84         .81        .75
                                                            ---------    --------    --------    --------   --------
Net earnings (loss)                                         $  (2.98)   $  (2.24)   $    .21    $   1.28   $    .59

--------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (at December 31):
                                                                2000        1999        1998        1997       1996
--------------------------------------------------------------------------------------------------------------------
Working capital                                             $ 55,448    $ 55,249    $ 33,965    $ 30,176   $ 16,307
--------------------------------------------------------------------------------------------------------------------
Total assets of continuing operations                         99,037      87,090      93,803      72,133     81,060
--------------------------------------------------------------------------------------------------------------------
Net assets of discontinued operations                          8,700      33,924      41,129      37,190     27,441
--------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                              4,416      12,765      11,380         900     30,901
--------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                          36,383      32,582      42,817      27,650      3,350
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                          43,319      53,688      61,275      60,823     56,275
--------------------------------------------------------------------------------------------------------------------

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

2000 COMPARED TO 1999
2000 was a year which Baldwin continued its progress back to long-term financial health.

In the first half of the year, the steep learning curve needed to restore the production rate for our heirloom-quality grand pianos at our newly consolidated facility in Trumann, Arkansas, impacted our ability to deliver product. Demand initially outpaced our ability to deliver, but by mid-year, target rates were achieved in time for the traditionally heavy fall selling season. By November, however, it was evident that a combination of factors, including consumer preoccupation with the outcome of the 2000 presidential election, a skittish stock market, and a dramatic slowing of the U.S. economy, would result in slower than expected end-of-year sales.

For the full year, Company-wide net sales from continuing operations rose to $86 million, up from $79 million in 1999. Net losses from continuing operations for 2000 rose to $8.5 million, or $2.45 per share, from $8.3 million, or $2.41 per share, a year earlier.

Many strategic decisions vital to Baldwin's future were made and initiated in 2000. During 2000, the Company began an effort to find a qualified buyer for the Company's Contract Electronics business. This division represented a notable success story for the Company in 2000. Operating profit reached $0.8 million, a $1.9 million improvement from 1999. While the division's sales were slightly lower in 2000, success was achieved by concentrating on operational efficiency and profitability.

While the successful turnaround of this business had clearly been demonstrated and future projections were strong, Baldwin remained a small player unable to justify the substantial investment needed for long-term survival in this highly competitive business. Nevertheless, the successful turnaround the Company had achieved positioned Contract Electronics for a sale to Ayrshire Electronics, LLC (Ayrshire)on January 26, 2001. Net of any near-term transaction expenses, the Company received approximately $9.0 million, subject to certain post-closing adjustments, which will be used to repay outstanding indebtedness. The Company also recorded total after-tax losses on the sale of approximately $4.2 million, or $1.21 per share in the fourth quarter of 2000.

With the sale of Contract Electronics completed, the Company has come full circle, returning single-mindedly to its 139-year-old roots as a manufacturer and marketer of fine pianos. The challenge ahead, however, is clear: to succeed as a piano company, Baldwin must be prepared to resolutely address any remaining obstacles to profitability without relying on any ancillary businesses.

Music Division sales rose 8 percent in 2000, due largely to higher sales of the Company's newly introduced and enhanced Artist Series grand piano. However, losses continued throughout the year, reflecting soft fourth-quarter demand and the huge burden of under-absorbed manufacturing overhead costs.

The Company's multiyear plan for restoring and enhancing profitability has been based on narrowing Baldwin's focus, streamlining the manufacturing process, consolidating operations, selective outsourcing and bringing innovative new products to market. Progress was made on all of these fronts in 2000, culminating in this January's sale of Contract Electronics and January's announced closing by mid 2001 of the Company's underutilized woodworking facility in Greenwood, Mississippi. Throughout 2000, the Company thoroughly explored and vetted outsourcing alternatives for the wood parts produced in Greenwood. The Company expects the outsourcing of components and the shutdown of the plant to reduce overhead costs, lower inventories and generate approximately $3 million in annual pre-tax savings. The Company will take a one-time charge in first quarter 2001 of $2.5 million for costs associated with the shutdown. The phase out of the Greenwood plant will eliminate approximately 275 jobs.

The Company's four-year strategic plan for improving manufacturing efficiency should run its course in 2001. With the shut-down of Greenwood, fixed costs will come down dramatically, reducing Baldwin's profit dependence on plant throughput. The Company's operational focus in 2001 will be on ensuring a smooth transition to outsourcing suppliers and the runout of materials at Greenwood.

On March 10, 2000, the Company completed the sale of its Retail Financing subsidiaries. Gross proceeds from the sale were approximately $35 million and an after-tax gain of $725,000 was recorded in the first quarter of 2000. Under the terms of the sales agreement, the Company is contingently liable for, and must repurchase, all accounts that become 120 days past due during a two year period after the transaction date. The Company has segregated on its balance sheet the accounts repurchased under this agreement as "Installment receivables retained" and has recorded a liability for potential losses in accrued liabilities.

1999 COMPARED TO 1998

1999 continued to be a challenging year for Baldwin... one of transition and change. The Company consolidated its grand piano operations in Trumann, Arkansas, during the first half of 1999. The Company recognized an after tax charge of $930 thousand or 26 cents per share for restructuring and other non-recurring costs associated with the grand piano consolidation during the first quarter 1999. The annual savings of the grand piano assembly consolidation is expected to result in annual cost savings after tax of approximately $1.3 million or 38 cents per share.

During 1999, the Company reduced headcount by 209 people or 12.5% to 1,586 people. These reductions in headcount resulted mainly from efficiencies gained from the grand piano consolidation (95 people) and other consolidation and automation activities at the Company's manufacturing sites. Most of people reductions, excluding grand piano assembly consolidation, resulted from attrition and retirement; however, during the third quarter of 1999, the Company recognized one-time after-tax severance cost of $242 thousand or 7 cents per share. The annual savings of people reductions, excluding the savings from grand piano assembly consolidation as discussed above, is expected to result in annual after-tax savings of approximately $2.4 million or 70 cents per share, approximately half of which was recognized during 1999.

During the third quarter, the Company sold its Juarez, Mexico facility for $7.2 million resulting in a one-time after-tax gain of $3.6 million or $1.04 per share. As a result of the implementation of synchronous manufacturing techniques, the Company was able to sell its Juarez facility and move its operations to a leased facility in Juarez with a 50% reduction in space. Also, during the third quarter of 1999, the Company closely scrutinized its inventory and recognized a one-time after-tax charge of $1.1 million or 32 cents per share to revalue certain inventories. And, during 1999, the Company announced the sale of its Retail Finance subsidiaries for approximately $35.0 million, which closed on March 10, 2000.

The Music Division's challenges have been significant. During 1998, as a result of the Asian economic crisis, the Music Division faced a surge of low-priced Asian imports. The Company responded during 1998 with a defensive program which included pricing discounts and other incentives. Sales orders improved encouragingly, but some of the resulting sales served to increase dealer inventories. As a result of production increases to meet these higher orders and later, a leveling of dealer inventories, there was a slow down in the Company's fourth quarter 1998 Music sales. Collectively, the Company and its dealers began 1999 with approximately $18.0 million more finished goods than normal. This overstock of inventory resulted in: (a) lower sales in 1999 as the dealers worked off their excess inventories and (b) significant unfavorable manufacturing variances, particularly higher fixed unit costs, as the Company reduced its production rate to reduce its inventory during a period of slow sales. The Company estimates that the lower sales and production adversely impacted 1999 profit by a approximately $7.0 million after tax or $2.00 per share. Late in 1999, the Music Division's inventories, sales and production returned to pre-Asian economic crisis levels. In early 2000, the Company successfully increased selling prices on many of its acoustical products.

Net sales from continuing operations of $79.3 million were lower by $12.3 million (13.4%) primarily as a result of overstocked dealer piano inventories as discussed above. Had the Company's dealers inventories been at normal levels at the beginning of 1999, the Company believes that 1999 sales would have been approximately equal to 1998 sales.

Net losses from continuing operations of $8.3 million or $2.41 per share were $6.1 million or $1.78 worse than the prior year. The sum of 1999 one-time items previously mentioned produced income of approximately $1.3 million or 38 cents per share, primarily due to the gain on the sale of the Company's Juarez facility, offset in part by the various other charges. The single largest contributor to the lower operating results was the overstock of Music finished goods, which the Company estimates adversely impacted results by $7.0 million or $2.00 per share. The remaining adverse difference of $1.2 million or 37 cents per share was caused by higher interest expense of 28 cents per share resulting from higher debt levels due to higher inventory during most of 1999 and due to the above described operating losses.

INFLATION, OPERATIONS AND INTEREST RATES

Cost inflation can affect the Company's results. However, the Company has generally been able to offset the impact of higher employment costs per hour and higher raw material unit costs by improved efficiency and increases in sales prices. During 1998 and 1999 this was not the case for vertical piano selling prices.

The operations of the Company and its predecessors are subject to Federal, state and local laws regulating the discharge of materials into the environment. The Company does not anticipate that any environmental matters currently known to the Company will result in any material liability.

The annual rate of interest under the Company's revolving credit facility is equal to an index rate plus applicable index margins. The index rate is equal to the latest 30-day commercial paper rate for high-grade unsecured notes sold through dealers by major corporations. The applicable index margins at credit facility inception are 2.5% for applicable index margin and 2.0% for applicable letter of credit margin. The applicable index margins can be adjusted prospectively after the first year based on the operating cash flow ratio of the Company. The applicable initial index margin can be adjusted between 2.0% and 3.0%, and the applicable letter of credit margin can be adjusted between 1.75% and 2.5%.

In December 1998, the Company entered into a two-year cap agreements in order to reduce the potential impact on increases in interest rates on $44 million of floating-rate long-term debt. The agreement entitled the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. This cap expired in December, 2000 and was not renewed. The Company does not hold or issue derivative financial instruments for trading purposes.

LIQUIDITY AND CAPITAL RESOURCES

On March 10, 2000 the Company entered into a new revolving line of credit (the "Credit Facility") with General Electric Capital Corporation

 ("GECC") to finance the Company's working capital requirements and to refinance the Company's old credit facility. The Credit Facility has a maximum commitment level of $40 million and a due date of March 24, 2003. Under the Credit Facility, GECC is committed to make available a line of credit based upon certain defined percentages of the carrying value of the Company's inventories, trade accounts receivable and property, plant and equipment.

The Credit Facility contains financial covenants which require the Company to maintain certain financial ratios and tangible net worth within defined amounts and restrict the amount of capital expenditures what can be made each year. The Credit Facility also contains covenants that restrict, among other things, the Company's ability to incur new indebtedness, pay dividends, make loans or investments, prepay debt, issue securities, repurchase the Company's common stock, guarantee debt, create liens on assets, sell assets, enter into sale-leaseback transactions, change its operations or business, purchase real estate, merge or consolidate with other entities or acquire new businesses. Additionally, the Credit Facility contains provisions by which a change of control of the Company or a default under the Company's other debt agreements would constitute a default under the Credit Facility. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Facility.

The Company as of December 31, 2000 has total outstanding indebtedness of $40.8 million. The total indebtedness is comprised of three credit arrangements. The first is the Credit Facility with GECC described in the paragraph immediately above with a total outstanding balance of $30.6 million at December 31, 2000.

The Company's second credit arrangement is an inventory purchase and consignment agreement with DFS. Under the terms of this product financing arrangement, the Company's borrowings are collateralized by pianos consigned to colleges, universities, artists and concert halls. All debt under this agreement is classified as current with an annual rate of interest of approximately 9%. The outstanding balance of this credit agreement is $4.4 million at December 31, 2000.

The Company's third credit arrangement originated with the sale of its Retail Financing subsidiary in 1999. The Company entered into a revolving credit loan agreement with DFS for the repurchase of accounts that become more than 120 days past due during a two year period after the sale closing date. The annual rate of interest under the revolving credit loan is equal to 0.5 percentage points per annum above LIBOR, or 6.69% at December 31, 2000. All collections on repurchased accounts are to be applied against this revolving credit loan, and the balance remaining on the loan will be due in March 2004. The revolving credit loan is secured by the repurchased accounts, repossessed merchandise and an irrevocable standby letter of credit for $2,000,000. The outstanding balance of this credit agreement is $5.8 million at December 31, 2000.

Capital expenditures amounted to $1.3 million in 2000 and $2.0 million in 1999. At December 31, 2000, the Company has less than $250,000 in outstanding capital commitments. The Company expects 2001 capital expenditures to be less than depreciation expense.

The Company believes that cash flow will be sufficient to support operations based on cash provided from operations, available borrowings and the reduction of its inventories.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company believes three factors impact the susceptibility of the Company to market risk. The first factor is general economic conditions, which include the strength of the U.S. economy. The operating results of the Company could be adversely effected with an overall slowdown of the U.S. economy. The second factor is demographic trends in the U.S. As mentioned earlier, the Company programs of institutional loans and sponsorship of educational activities will be adversely impacted with a decrease of the age population these programs target. The third factor is an overall interest in music. If interest in music lessens the Company's sales could be impacted negatively.

Another market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on debt and the commodity price of wood used in the manufacturing process.

At December 31, 2000, the carrying value and estimated fair value of Company's debt totaled $40.8 million. All of the Company's debt at December 31, 2000 was variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.4 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps discussed above under the "Inflation, Operations and Interest Rates", but all caps purchased had expired by December, 2000.

The Company is subject to market risk with respect to certain commodities, principally wood prices, because the ability to recover increased costs through higher pricing may be limited by the competitive environment in which the Company operates. The Company does not use futures contracts to hedge anticipated purchase of wood used in the manufacturing and assembly of piano cases.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, with limitations, the Company's beliefs about trends in the Company's industries, and its views, about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statement: (i) changes in consumer preference resulting in a decline in the demand for pianos, (ii) the inability to reduce SG&A expenses as expected, (iii) an increase in the price of raw materials, (iv) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (v) an unexpected increase in interest rates, and (vi) a shift in strength of the overall U.S. economy thereby possibly reducing durable goods purchases.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
   Baldwin Piano & Organ Company:

We have audited the accompanying consolidated balance sheets of Baldwin Piano & Organ Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and financial statement schedule are the responsibility at the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Piano & Organ Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Cincinnati, Ohio
March 14, 2001 (except for Note 16 as to which the date is March 22, 2001)

BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2000, 1999 and 1998 (In thousands, except earnings
(loss) per share)

                                                                    2000        1999        1998
---------------------------------------------------------------------------------------------------
Net sales                                                       $ 86,134    $ 79,315    $ 91,567
Cost of goods sold                                                76,819      76,895      73,345
---------------------------------------------------------------------------------------------------
         Gross profit                                              9,315       2,420      18,222
Other operating income, net                                        1,744       6,932       1,402
---------------------------------------------------------------------------------------------------
                                                                  11,059       9,352      19,624
Selling, general and administrative                               21,086      21,494      22,239
---------------------------------------------------------------------------------------------------
         Operating loss                                          (10,027)    (12,142)     (2,615)
Interest expense                                                   3,075       2,599       1,085
---------------------------------------------------------------------------------------------------
         Loss from continuing operations
         before income taxes                                     (13,102)    (14,741)     (3,700)
Income tax benefit                                                (4,624)     (6,430)     (1,511)
---------------------------------------------------------------------------------------------------
         Net loss from continuing operations                      (8,478)     (8,311)     (2,189)

Discontinued Operations:
         Income from operations, net of tax                           83         568       2,926
         Net loss on sales, net of tax                            (1,922)         --          --
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $(10,317)   $ (7,743)   $    737
===================================================================================================
Basic earnings (loss) per share
Loss from continuing operations                                 $  (2.45)   $  (2.41)   $   (.63)
Earnings (loss) from discontinued operations                        (.53)        .17         .84
                                                                --------    --------    --------

                                                                $  (2.98)   $  (2.24)   $    .21
---------------------------------------------------------------------------------------------------
Weighted average number of common shares                           3,463       3,455       3,450
---------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
Loss from continuing operations                                 $  (2.45)   $  (2.41)   $   (.63)
Earnings (loss) from discontinued operations                        (.53)        .17         .84
                                                                --------    --------    --------
                                                                $  (2.98)   $  (2.24)   $    .21
---------------------------------------------------------------------------------------------------
Weighted average number of common and
     common equivalent shares                                      3,463       3,455       3,490
===================================================================================================
 See accompanying Notes to Consolidated Financial Statements

BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity Years ended December 31, 2000, 1999 and 1998 (In thousands)

                                                                              Accumulated other
                                     Common      Additional       Retained      comprehensive        Cost of
                                      stock    paid-in capital    earnings      income (loss)    treasury shares    Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            $ 42          $12,381        $54,783            --            $(6,383)       $60,823
    Proceeds from exercise of
       stock options, net of
       treasury stock acquired          --              191             --            --               (113)            78
    Amortization of stock grants        --               65             --            --                 --             65
    Stock rights purchased              --              (34)            --            --                 --            (34)
    Comprehensive income:
    Net earnings                        --               --            737            --                 --            737
    Foreign currency
         translation adjustment         --               --             --          (394)                --           (394)
------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                             343
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              42           12,603         55,520          (394)            (6,496)        61,275
    Amortization of stock grants       ---               32            ---           ---                ---             32
    Comprehensive income (loss):
    Net loss                           ---              ---         (7,743)          ---                ---         (7,743)
    Foreign currency
       translation adjustment          ---              ---            ---           124                ---            124
------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (loss)                                                                                   (7,619)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              42           12,635         47,777          (270)            (6,496)        53,688
    Amortization of stock grants       ---              103            ---           ---                ---            103
    Comprehensive income (loss):
    Net loss                           ---              ---        (10,317)          ---                ---        (10,317)
    Foreign currency
       translation adjustment          ---              ---            ---          (155)               ---           (155)
------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income (loss)                                                                                  (10,472)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            $ 42         $ 12,738       $ 37,460       $  (425)          $ (6,496)      $ 43,319
==============================================================================================================================
See accompanying Notes to Consolidated Financial Statements.

BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999 (In thousands)

Assets                                                                   2000                  1999
-------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                          $      366             $     1,684
     Receivables, net                                                   9,375                   6,480
     Installment receivables retained                                   4,027                   5,344
     Inventories                                                       43,567                  27,587
     Deferred income taxes                                             13,007                   9,838
     Other current assets                                               2,466                   3,025
     Net assets of discontinued operations                              8,700                  33,924
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                          81,508                  87,882
-------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                     17,525                  18,223
Deferred income taxes                                                   1,844                     874
Other assets                                                            6,860                  14,035
-------------------------------------------------------------------------------------------------------------------
         Total assets                                               $ 107,737              $  121,014
===================================================================================================================
Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                               $  11,951             $    14,620
     Current portion of long-term debt                                  4,416                  12,765
     Income taxes payable                                                                       1,855
     Accrued liabilities                                                9,693                   3,393
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                     26,060                  32,633
-------------------------------------------------------------------------------------------------------------------
Long-term debt, less current portion                                   36,383                  32,582
Other liabilities                                                       1,975                   2,111
-------------------------------------------------------------------------------------------------------------------
         Total liabilities                                             64,418                  67,326
-------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Common stock (4,230,694 and 4,220,694 issued shares in 2000
         and 1999)                                                         42                      42
     Additional paid-in capital                                        12,738                  12,635
     Accumulated other comprehensive income (loss)                       (425)                   (270)
     Retained earnings                                                 37,460                  47,777
     Less cost of treasury shares (767,868 shares in 2000 and
         in 1999)                                                      (6,496)                 (6,496)
-------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                    43,319                  53,688
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                 $ 107,737             $   121,014
===================================================================================================================
See accompanying Notes to Consolidated Financial Statements.

BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998 (In thousands)
Increase (Decrease) in Cash                                                   2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
     Net earnings (loss) from continuing operations                        $(8,478)           $(8,311)            $(2,189)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                  3,716              2,736               2,291
              Gain on sale of assets                                        (1,120)            (5,917)               (128)
              Provision for doubtful accounts                                  719                192                (313)
              Deferred income taxes                                         (4,139)            (7,276)             (2,020)
              Change in assets and liabilities:
                  Trade receivables                                         (3,614)             1,360                 994
                  Installment receivables retained                           1,317              1,687                 523
                  Inventories                                              (15,980)             8,580             (13,349)
                  Other current assets                                         559             (1,929)                585
                  Other assets                                               6,416               (573)             (4,236)
                  Accounts payable, accrued and other liabilities           (4,226)             5,358                (760)
                  Income taxes payable                                        (806)             1,403                (123)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operating activities             (25,636)            (2,690)            (18,725)
------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income                                                                     83                568               2,926
     Adjustment to derive cash flows from operating activities                (620)             8,448              (4,705)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations                        (537)             9,016              (1,779)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        (26,173)             6,326             (20,504)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Additions to property, plant and equipment                             (1,345)            (2,043)             (8,200)
     Proceeds from sale of assets                                            1,283              6,820               1,437
     Net proceeds from sale of retail financing                             33,083                  0                   0
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing investing activities              33,021              4,777              (6,763)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowing on short-term debt                                       (8,349)             1,385              10,380
     Borrowing (repayment) on long-term debt                                 3,801            (10,235)             15,268
     Proceeds from exercise of stock options,
         net of treasury stock acquired                                          0                  0                  78
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing financing activities              (4,548)            (8,850)             25,726
Net cash provided by (used in) discontinued operations                      (3,618)              (569)              1,417
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (8,166)            (9,419)             27,143
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                             (1,318)             1,684                (124)
Cash at beginning of year                                                    1,684                  0                 124
------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                         $  366            $ 1,684             $     0
Supplemental Disclosure of Cash Flow Information
------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:     Interest                                 $2,409            $4,255              $ 2,957
                                   Income taxes (refunded)                  $  (50)           $  262              $  (197)
==============================================================================================================================
See accompanying Notes to Consolidated Financial Statements.

BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2000, 1999 and 1998
 (All dollars amounts in thousands, except where indicated)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Baldwin Piano & Organ Company and all of its subsidiaries (Company). All material intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION - Title is transferred at the time of shipment to the dealer and the Company recognizes a sale at that time.

In 2000, a one-time gain of approximately $1 million was recorded on the sale of the Company's warehouse facility in Fayetteville, Arkansas. In 1999, a one-time gain of approximately $5.9 million was recorded on the sale of the Juarez, Mexico, manufacturing facility. These gains are included in "Other operating income, net" in the accompanying consolidated statements of operations. In 2000 and 1999, the remaining amount included in "other operating income, net" and in 1998 the majority of this amount was composed of tuning income, and late charges on installment receivables.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for losses on receivables is provided through a charge to operations based on estimates of possible losses. Accounts deemed to be uncollectible are charged and recoveries credited to the allowance for doubtful accounts.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the last-in-first-out (LIFO) method for a substantial portion of inventories. Cost for the remaining portion is determined using the first-in first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related property. The estimated useful lives are principally as follows:

         Description                        Years
         ----------------------------------------
         Buildings                          25-35
         Building equipment                    5
         Machinery and equipment             3-20

Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. The cost of maintenance, repairs, minor renewals and betterments of property, plant and equipment is charged to expense in the year incurred. Major expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives.

OTHER ASSETS - Other assets consists primarily of institutional and concert and artist inventory of $3.1 million and $8.5 million at December 31, 2000 and 1999, respectively, and goodwill. Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, is amortized on a straight line basis over the expected periods to be benefited, generally 40 years. The Company evaluates long-lived assets, including goodwill and other intangibles, based on fair values or projected undiscounted cash flows whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable.

TAXES ON INCOME - Deferred income taxes reflect the future tax consequences of differences between the tax base of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Income tax expense or benefit is provided based on earnings reported in the financial statements. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

STOCK OPTION PLANS - Prior to January, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards of the date of the grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

RETIREMENT PLANS - Substantially all hourly and salaried employees located in the United States are covered by either a defined contribution and/or a defined benefit plan. The Company also maintains a deferred compensation plan for certain key employees. The Company's cost of providing these retirement plans is recognized as a charge to income in the year cost is incurred.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS - The Company is contractually obligated to make health care benefits available to a certain group of retired employees. Also, the Company sponsors several postemployment plans for various groups of employees. These plans' provisions include severance benefits in which the employees' rights either vest or accumulate for each additional year of service performed.

The Company charges the expected cost of retiree health and certain postemployment benefits to expense during the years employees render service. The Company funds these postretirement and postemployment benefits primarily on a pay-as-you-go basis.

FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange existing at year-end. Income statement amounts are translated at the average of the monthly exchange rates. The resulting translation adjustments are recorded directly into a separate component of accumulated comprehensive income. Gains and losses resulting from actual foreign currency transactions are recognized currently in results of operations. The functional currency of the Company's subsidiary in Mexico, which operates as an integral component of the U.S. operations, is the U.S. dollar. Gains and losses resulting from remeasurement of monetary assets and liabilities are recognized currently in results of operations.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company does not hold or issue derivative financial instruments for trading purposes. During June 1998, and as subsequently amended, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS No. 133 on January 1, 2001. The impact was not material to the Company's financial statements.

EARNINGS PER SHARE - Basic earnings per share is based upon the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding. Unless otherwise indicated, references to per share amounts are basic per share amounts.

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events could affect these estimates.

RESTRUCTURING CHARGES - On January 31, 2001, the Company announced its intention to shutdown the Greenwood, Mississippi plant and outsource the components manufacturing to other woodworking firms in the United States and abroad. The Company expects to take a one-time charge in the first quarter of 2001 of $2.5 million for exit costs associated with the shutdown, which is expected to be completed in mid-2001. On January 6, 1999, the Company announced it would stop assembling grand pianos in its Conway, Arkansas, plant and consolidate all of its piano assembly operations in its Trumann, Arkansas, plant. The consolidation was completed in mid-1999. The company incurred pre-tax expenses of approximately $1.5 million during 1999, primarily severance and other exit related costs. Additionally, fixed asset expenditures related to the consolidation approximated $0.5 million. As of December 31, 1999, substantially all severance payments have been paid and all other exit related cash payments have been made.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year financial presentation and to reflect the discontinued operations of the Company (Note 5).

(2) RECEIVABLES
Receivables consist of the following:

                                                      2000           1999
--------------------------------------------------------------------------------
         Trade                                    $  9,755       $  6,573
         Other                                         762            441
--------------------------------------------------------------------------------
               Total receivables                    10,517          7,014
         Less allowance for doubtful accounts        1,142            534
--------------------------------------------------------------------------------
               Net receivables                    $  9,375       $  6,480
================================================================================

In the normal course of business, the Company extends credit to various dealers where certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, management believes that consolidated trade accounts receivable are well diversified, thereby reducing potential material credit risk, and that the allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2000 and 1999.


(3) INVENTORIES
Inventories consist of the following:

                                                     2000            1999
--------------------------------------------------------------------------------
         FIFO cost:   Raw materials              $ 12,139        $ 10,138
                      Work-in-process               6,730           6,395
                      Finished goods               36,557          21,705
--------------------------------------------------------------------------------
                                                   55,426          38,238
         Less revaluation to LIFO                  11,859          10,651
--------------------------------------------------------------------------------
                                                 $ 43,567        $ 27,587
================================================================================

At December 31, 2000 and 1999, approximately 99% and 98%, respectively, of the Company's inventories were valued on the LIFO method.

Net earnings are approximately $0.8 million and $0.2 million less for 2000 and 1999, respectively, than would have been reported had the FIFO method been used.

See Note 6 for information regarding the use of inventories to secure borrowings.

(4) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

                                                     2000             1999
-------------------------------------------------------------------------------
         Land                                    $    314        $     346
         Buildings and building equipment          17,510           12,147
         Machinery and equipment                   16,585           18,966
         Leasehold improvements                       692              692
         Construction in process                    1,511            3,364
-------------------------------------------------------------------------------
                                                   36,612           35,515
         Less accumulated depreciation
         and amortization                          19,087           17,292
-------------------------------------------------------------------------------
                                                 $ 17,525         $ 18,223
================================================================================

Depreciation expense was $2.1 million, $2.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

See Note 6 for information regarding the use of property, plant and equipment to secure borrowings.


(5)  DISCONTINUED OPERATIONS
In December, 2000 the Company adopted a formal plan to sell certain assets and liabilities of its Contract Electronics (CE) business and in January, 2001, the Company completed the sale to Ayrshire Electronics, LLC for approximately $9 million, subject to certain closing adjustments. The Company recorded an after-tax loss of approximately $2.6 million in December, 2000, which includes anticipated operating losses from the measurement date to the disposal date as well as transaction costs.

At December 31, 2000, net assets of the CE business to be sold consisted of accounts receivable, inventory and property of $11,889 net of an allowance for the estimated loss on disposal and liabilities of $3,189 which includes operating losses to the anticipated disposal date. At December 31, 1999, net assets of the CE business to be sold consisted of accounts receivable, inventory, and property of $19,154 and liabilities of $6,978.

Condensed statements of operations of discontinued CE Operations are as follows:

                                                                     2000           1999           1998
----------------------------------------------------------------------------------------------------------
         Net Sales                                               $ 42,856       $ 44,974        $ 42,723
         Cost of goods sold                                        40,447         44,007          40,625
----------------------------------------------------------------------------------------------------------
         Gross Profit                                               2,409            967           2,098
         Selling, general and administrative                        1,593          2,129           2,042
----------------------------------------------------------------------------------------------------------
         Operating profit (loss)                                      816        (1,162)              56
         Interest expense                                             920            920             920
----------------------------------------------------------------------------------------------------------
         Loss before income taxes                                   (104)        (2,082)           (864)
         Income tax benefit                                            37            792             328
----------------------------------------------------------------------------------------------------------
         Net loss of discontinued CE operations                  $   (67)      $ (1,290)        $  (536)
----------------------------------------------------------------------------------------------------------

In November, 1999, the Company adopted a formal plan to sell the stock of its Retail Financing subsidiary (Retail Financing) and in December, 1999, the Company entered into an agreement with Deutsche Financial Services Corporation
(DFS) to sell all of the outstanding stock of Retail Financing for approximately $35 million, subject to certain closing adjustments. The transaction closed in March, 2000. The Company recorded an after-tax gain of approximately $0.7 million in the first quarter of the year end December 31, 2000. Net assets of approximately $22 million relating to the sale have been segregated on the December 31, 1999 balance sheet. Under the terms of the sales agreement with DFS, the Company is contingently liable and must repurchase all accounts that become more than 120 days past due during a two year period after the sale closing date. The Company has segregated such accounts on its balance sheet as "installment receivables retained".

The results of operations for all years presented have been restated for the discontinued Retail Financing operations.

Net Assets of Discontinued Retail Financing Operations:

                                                                       1999
--------------------------------------------------------------------------------

         Installment receivables owned                             $  2,564
         Holdback on accounts sold                                   14,801
         Allowance for doubtful accounts                              (476)
--------------------------------------------------------------------------------
              Installment receivables, net                           16,889
         Deferred income taxes                                           62
         Servicing asset                                              3,264
         Other assets                                                 4,329
         Liabilities                                                (2,796)
--------------------------------------------------------------------------------
              Net assets of discontinued
              operations                                           $ 21,748
================================================================================

Condensed statements of earnings of discontinued Retail Financing Operations are as follows:

                                                             1999        1998
--------------------------------------------------------------------------------
         Income on installment receivables:
         Sold                                             $ 7,366     $  8,671
         Owned                                              1,455        1,690
--------------------------------------------------------------------------------
              Total revenue                                 8,821       10,361
         Expenses:
         General and administrative                         3,477        2,878
         Provision for doubtful accounts                    1,536          797
         Other operating income (expense)                     241        (102)
--------------------------------------------------------------------------------
              Operating profit                              4,049        6,584
         Interest expense                                   1,083        1,133
--------------------------------------------------------------------------------
              Earnings before income taxes                  2,966        5,451
         Income taxes                                       1,108        1,989
--------------------------------------------------------------------------------
              Net earnings of discontinued operations     $ 1,858     $  3,462
================================================================================

In 2000, Retail Financing had net after-tax earnings from operations of $150 to March 10, 2000, the disposal date.

(6) LONG-TERM DEBT
Long-term debt consists of the following:

                                                            2000         1999
--------------------------------------------------------------------------------
         Revolving credit agreement                     $ 30,628     $ 25,082
         Revolving credit loans                            5,755
         Term loan                                                      8,500
         Inventory purchase and consignment agreement      4,416       11,765
--------------------------------------------------------------------------------
                                                          40,799       45,347
         Less maturities due within one year
              included in current liabilities              4,416       12,765
--------------------------------------------------------------------------------
                                                        $ 36,383     $ 32,582
================================================================================


At December 31, 1999, the Company had a long-term, secured $35 million revolving Credit Facility bearing interest at 8.5%. In March, 2000, the Company received a commitment for a new, thirty-six month, secured Credit Facility with a financial institution. Under the terms of the new Credit Facility, the Company has an available line of credit based on certain percentages of the carrying amount of the Company's accounts receivable and inventories, up to a maximum amount of $40 million. The annual rate of interest under the new Credit Facility is equal to 2.5% above the Commercial Paper Rate. The proceeds from the new Credit Facility were used to refinance the old Credit Facility and provide working capital. The rate under the Credit Facility was 9.5% at December 31, 2000.

At December 31, 2000, the Company had approximately $3.6 million of additional borrowing available under this Credit Facility.

The financial covenants of the Credit Facility agreement require the Company to maintain certain financial ratios and tangible net worth within defined amounts and restrict the amount of capital expenditures that can be made each year. As of December 31, 2000, the Company was in violation of certain financial covenants. The financial institution has waived the violation as of December 31, 2000.

At December 31, 1999, the Company had $8.5 million outstanding on a secured term loan. The term loan was repaid in March, 2000 using the proceeds from the sale of Retail Financing.

Substantially all of the tangible assets of the Company and its subsidiaries are pledged as collateral under the various debt agreements.

The Company has entered into an inventory purchase and consignment agreement. Under the terms of this product financing arrangement, the Company's borrowings are collateralized by pianos consigned to colleges, universities, artists and concert halls. All debt under this agreement is classified as current with an annual rate of interest of approximately 9%.

In conjunction with the sale of its Retail Financing subsidiary in 1999, the Company has entered into a revolving credit loan agreement with DFS for the repurchase of accounts that become more than 120 days past due during a two year period after the sale closing date. The annual rate of interest under the revolving credit loan is equal to 0.5 percentage points per annum above LIBOR, or 6.69% at December

31, 2000. All collections on repurchased accounts are to be applied against this revolving credit loan, and the balance remaining on the loan will be due in March 2004. The revolving credit loan is secured by the repurchased accounts, repossessed merchandise and an irrevocable standby letter of credit for $2,000,000.

(7)  DERIVATIVE FINANCIAL INSTRUMENTS
The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

In December 1998, the Company entered into a two-year interest rate cap agreement in order to reduce the potential impact of increases in interest rates on $44 million of floating-rate long-term debt. The agreement entitled the Company to receive from the counterparty, on a monthly basis, interest income to the extent the one-month commercial paper rate exceeds 12%. As the commercial paper rate did not exceed 12% in 2000 and 1999, the Company did not receive interest income for those years. This cap agreement expired in December 2000 and was not renewed.

Due to the short maturity of the interest rate cap agreement, fair market value approximates carrying value. The carrying amount of the unamortized premium was $10,000 at December 31, 1999.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has only limited involvement with financial instruments and does not use them for trading purposes.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. SFAS 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                          2000                       1999
                                    --------------------------------------------
                                    Carrying     Fair       Carrying     Fair
                                     amount      value       amount      value
--------------------------------------------------------------------------------
         Installment receivables
            retained                 $ 4,026    $ 3,922      $ 5,344    $ 5,120
         Term loan                        --         --      $ 8,500    $ 8,500
================================================================================


The fair value of installment receivables retained is determined as the present value of expected future cash flows discounted at a rate the Company believes a purchaser would require as a rate of return, approximately 12%. The fair value of the term loan is estimated by discounting the future cash flows at rates currently offered for similar debt instruments of comparable maturities.

The fair value of the Credit Facility equals carrying value as a result of the variable nature of the interest rate. Note 7 presents the estimated fair values of derivative financial instruments.

For all financial instruments other that those noted above, fair value approximates carrying value primarily due to the short maturity of those instruments.

(9) INCOME TAXES
The components of income tax expense (benefit) are as follows:

                                       2000         1999        1998
--------------------------------------------------------------------------------
         Current:     Federal      $      0       $ (839)  $     207
                      State               0          142         220
                      Foreign          (178)       1,509         118
--------------------------------------------------------------------------------
                                       (178)         812         545
         Deferred:    Federal        (3,859)      (6,152)     (1,634)
                      State            (587)      (1,090)       (422)
--------------------------------------------------------------------------------
                                     (4,446)      (7,242)     (2,056)
--------------------------------------------------------------------------------
                                   $ (4,624)   $  (6,430) $   (1,511)
================================================================================

Earnings (loss) from continuing operations before income taxes aggregated $(12.6) million, $(20.9) million, and $(4.5) million for domestic operations and $(0.5) million, $6.2 million, and $0.8 million for foreign operations in 2000, 1999 and 1998, respectively.

The difference between the taxes provided in the accompanying Consolidated Statements of Earnings and the amount which would be computed by applying the U.S. Federal income tax rate to earnings before income taxes is as follows:


                                                 2000         1999        1998
--------------------------------------------------------------------------------
         Computed expected tax (benefit)     $ (4,455)   $  (5,012)  $  (1,258)
         State income taxes, net of
              Federal tax benefit                (387)        (626)       (133)
         Foreign tax rate differences             (20)        (596)       (101)
         Other                                    238         (196)        (19)
--------------------------------------------------------------------------------
                                             $ (4,624)    $ (6,430)   $ (1,511)
================================================================================

Components of deferred tax balances as of December 31, 2000 and 1999 are as follows:

                                                                              2000           1999
----------------------------------------------------------------------------------------------------------
         Deferred tax assets:
              Accounts receivable, principally due to
                   allowance for doubtful accounts                        $  332          $   242
              Inventories, principally inventory reserves and LIFO
                differences                                                2,699            1,084
              Nondeductible accruals, principally due to
                   accrual for financial reporting purposes                1,653            1,734
              Foreign tax credit carry forwards                            1,532              806
              Valuation allowance                                         (1,532)            (806)
             Net operating loss carry forwards                            10,816            8,178
             Other                                                           909              849

----------------------------------------------------------------------------------------------------------
                   Total gross deferred tax assets                      $ 16,409        $  12,087

----------------------------------------------------------------------------------------------------------
         Deferred tax liabilities:
             Property, plant and equipment, principally
                 due to differences in depreciation                         (832)            (814)
            State income taxes                                              (726)            (561)
----------------------------------------------------------------------------------------------------------
                   Total gross deferred tax liabilities                   (1,558)          (1,375)
----------------------------------------------------------------------------------------------------------
              Net deferred tax assets                                  $  14,851        $  10,712
==========================================================================================================

The Company has approximately $1.5 million in foreign tax credits for which the utilization is uncertain. The Company has reserved for these credits through a valuation allowance at December 31, 2000 and 1999. The net operating loss carry forward of $26.9 million at December 31, 2000 expires in years 2018 through 2020.

(10) ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consist of the following:

                                                       2000         1999
--------------------------------------------------------------------------------
         Accrued liabilities:
              Compensation and benefits             $ 1,372     $  1,147
              Contingent recourse obligation          2,200
              Other                                   6,121        2,246
--------------------------------------------------------------------------------
                                                    $ 9,693     $  3,393
================================================================================

         Other liabilities:
              Deferred compensation                 $ 1,137     $  1,265
              Postretirement and postemployment         186          195
              Other                                     652          651
--------------------------------------------------------------------------------
                                                    $ 1,975     $  2,111
================================================================================


(11) RETIREMENT PLANS
The Company maintains retirement plans under Section 401(k) of the Internal Revenue Code. Under these plans, the Company makes an annual contribution up to 3% of compensation paid to all covered employees. To the extent employees contribute up to 6% of their compensation, the Company will match a portion of each dollar contributed. The Company also maintains a deferred compensation plan for certain key employees and a defined benefit plan for certain hourly employees. The cost of providing these retirement benefits is as follows:

                                                2000         1999         1998
--------------------------------------------------------------------------------
         Defined contribution 401(k)        $    667       $  517     $    696
         Deferred compensation                   112          136          163
         Defined benefit                         102          270          266
--------------------------------------------------------------------------------
                                            $    881       $  923     $  1,125
================================================================================


Benefits to employees under the defined benefit plan are based upon their years of credited service. Contributions to the plan are designed to fund the plan's current service cost on a current basis and initial prior service cost over 30 years. Plan assets consist primarily of U.S. government obligations, Federal agency obligations, mortgages, corporate bonds and notes, and common stocks. The defined benefit plan of the Company was amended to cease benefit accruals effective in April, 2000 and to freeze the benefits accrued as of that date. This resulted in a curtailment gain of $577 for the year ended December 31, 2000.

Net pension expense for plans included the following components:

                                                Year Ended December 31,
                                                -----------------------
                                              2000         1999        1998
--------------------------------------------------------------------------------
         Service cost                       $   97       $  149    $    160
         Interest cost                         244          253         240
         Return on plan assets                (269)        (216)       (222)
         Net amortization and deferral          30           84          88
--------------------------------------------------------------------------------
         Net periodic pension expense       $  102       $  270    $    266
================================================================================


The following table shows reconciliations of pension plan obligations and assets:

                                                                Year Ended
                                                               December 31,
                                                               ------------
                                                            2000           1999
--------------------------------------------------------------------------------
         Beginning benefit obligation                    $ 3,550        $ 3,853
         Service cost                                         97            149
         Interest cost                                       244            253
         Benefits paid                                      (395)          (116)
         Actuarial loss (gain)                                 3           (589)
         Curtailment gain                                   (577)
--------------------------------------------------------------------------------
         Ending benefit obligation                       $ 2,922        $ 3,550
================================================================================

         Beginning fair value of plan assets             $ 3,342        $ 2,930
         Actual return on plan assets                        269            216
         Company contributions                               460            360
         Benefits paid                                      (395)          (116)
         Plan expense payments                               (76)           (48)
--------------------------------------------------------------------------------
         Ending fair value of plan assets                $ 3,600        $ 3,342
================================================================================

         Funded status of the plan                       $   678        $  (208)
         Unrecognized actuarial gain                        (229)          (228)
         Unrecognized prior service cost                     431
         Unrecognized transition obligation                   18
--------------------------------------------------------------------------------
         Prepaid pension liability                       $   449        $    13
================================================================================


         The weighted average rate assumptions used in determining pension costs and the benefit obligations were:

                                                       2000      1999      1998
--------------------------------------------------------------------------------
         Discount rate                                 7.8%      7.8%      6.8%
         Long-term rate of return on plan assets       9.0%      9.0%      9.0%
================================================================================

(12) SHAREHOLDERS' EQUITY

At December 31, 2000 and 1999, the Company had 14,000,000 shares of $.01 per value common stock authorized and 4,230,694 shares issued. The Company held 767,868 shares in treasury at December 31, 2000, and 1999.

The Company maintains an incentive stock option plan. Under this plan, options for 300,000 shares of common stock may be granted to key managerial personnel of the Company. In 1998 the Company adopted an Omnibus Stock Plan ("Omnibus Plan") which allows the Company to grant up to 200,000 non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to directors, executive officers and other key employees. The Company has also granted other non-qualified stock options to key employees and to each non-employee director. In all cases, the option price shall not be less than the fair market value of the common stock at the date of grant.

At December 31, 2000, there were 127,550 additional shares available for grant under the incentive stock option plan, and 102,000 additional shares available for grant under the 1998 Omnibus Plan. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $4.26, $4.99 and $7.03, respectively, on the date of the grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield of 0%, expected volatility of 41.95%, risk-free interest rate of 4.5%, and an expected life of 7 years; 1999 - expected dividend yield of 0%, expected volatility of 32.12%, risk-free interest rate of 6.9%, and an expected life of
6.5 years; 1998 - expected dividend yield of 0%, expected volatility of 32.3%, risk-free interest rate of 5.21%, and an expected life of 7 years.

The Company applies APB 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) from continuing operations, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below (In thousands, except earnings per share):

                                                          2000         1999         1998
         Net earnings (loss) from continuing operations:
----------------------------------------------------------------------------------------------------------
         As reported                                 $ (8,478)    $ (8,311)   $  (2,189)
              Pro forma                                (8,552)      (8,523)      (2,390)
         Basic earnings per share:
              As reported                            $  (2.45)    $  (2.41)   $    (.63)
              Pro forma                                 (2.47)       (2.47)        (.69)
         Diluted earnings per share:
              As reported                            $  (2.45)    $  (2.41)   $    (.63)
              Pro forma                                 (2.47)       (2.47)        (.69)
==========================================================================================================


Pro forma net earnings reflect only options granted in 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995, is not considered.

A summary of the activity of the stock option plans follows (In thousands, except per share data):

                                               Shares        Weighted average
                                             subject to          per share
                                               option          option price
--------------------------------------------------------------------------------
         Balance, December 31, 1997              413              $  13.10
              Options granted                     84                 15.46
              Options exercised                  (15)                12.26
              Options expired                    (17)                14.27
--------------------------------------------------------------------------------
         Balance, December 31, 1998              465              $  13.51
              Options granted                     60                  7.66
              Options exercised                    0                    --
              Options expired                   (102)                13.54
--------------------------------------------------------------------------------
         Balance, December 31, 1999              423              $  12.66
--------------------------------------------------------------------------------
              Options granted                     62                  5.84
              Options exercised                    0                     0
              Options expired                   (112)                12.43
--------------------------------------------------------------------------------
         Balance, December 31, 2000              373              $  11.66
================================================================================


At December 31, 2000, the range of exercise prices was $5.84 - $17.25, and weighted-average remaining contractual life of outstanding options was 6 years.

At December 31, 2000 and 1999, the number of options exercisable was 269,530 and 307,410, respectively, and the weighted-average exercise price of those options was $12.86 and $13.20, respectively.

The Company had adopted a shareholder rights plan declaring a dividend distribution of one Common Share Purchase Right for each outstanding share of the Company's common stock. Under the plan, shareholders of record on September 10, 1996, received one right for each common share held on that date. This distribution was not taxable to shareholders. The rights had a ten year life and could be exercised if a party acquired 15 percent or more of the Company's common stock, or announced a tender offer to do so, without the consent of the Company's Board of Directors. In April 1998, the Company adopted a resolution to terminate this shareholder rights plan. Each holder of a right was paid $.01 per right on May 8, 1998 in redemption of the rights, an aggregate amount of $34,457. The termination of this rights agreement had no impact on the number of shares of common stock outstanding.

In October 1998, the Company adopted a new shareholder rights plan declaring a dividend distribution of one Common Stock Purchase Right for each outstanding share of the Company's common stock to the shareholders of record on October 22, 1998. Each right entitles the holder to purchase from the Company one share of common stock for $45 if a party acquires 15 percent or more of the Company's common stock, or announces a tender offer to do so, without the consent of the Company's Board of Directors.

(13) EARNINGS PER SHARE FROM CONTINUING OPERATIONS
(In thousands, except per share data):

                                                 Net earnings         Shares         Per share

         2000                                     (Numerator)      (Denominator)      amount
----------------------------------------------------------------------------------------------------------
         Basic earnings (loss) per share:
              Net earnings available to
                   common shareholders              $  (8,478)          3,463          $ (2.45)
              Effect of dilutive securities
                   stock options                            --             --                --
----------------------------------------------------------------------------------------------------------
         Diluted earnings (loss) per share:
              Earnings available to common
                   stockholders and assumed
                   conversions                      $  (8,478)           3463          $ (2.45)
==========================================================================================================
         1999
----------------------------------------------------------------------------------------------------------
         Basic earnings (loss) per share:
              Net earnings available to
                   common shareholders              $  (8,311)          3,455          $ (2.41)
              Effect of dilutive securities
                   stock options                            --             --                --
----------------------------------------------------------------------------------------------------------
         Diluted earnings (loss) per share:
              Earnings available to common
                   stockholders and assumed
                   conversions                      $  (8,311)          3,455          $ (2.41)
==========================================================================================================

         1998
----------------------------------------------------------------------------------------------------------
         Basic earnings (loss) per share:
              Net earnings available to
                   common shareholders              $  (2,189)          3,450         $   (.63)
              Effect of dilutive securities
                   stock options                            --             40                --
----------------------------------------------------------------------------------------------------------
         Diluted earnings (loss) per share:
              Earnings available to common
                   stockholders and assumed
                   conversions                      $  (2,189)          3,490         $   (.63)
==========================================================================================================

Options to purchase 372,900, 369,600 and 446,600 shares of common stock were outstanding in 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

(14) COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved in litigation arising in its normal course of business. The Company does not believe that any existing claim or suit will have a material adverse effect on the business, financial condition or cash flows of the Company.

The operations of the Company and its predecessors are subject to Federal, state and local laws regulating the discharge of materials into the environment. The Company does not anticipate that any environmental matters currently known to the Company will result in any material liability.

At December 31, 2000, the Company was obligated under non-cancelable operating leases for real and personal property which are subject to certain renewal and purchase options. Non-cancelable operating leases in effect at December 31, 2000, require rental payments of $2.2 million, $1.9 million, $1.6 million,

$1.1 million and $1.0 million for the years 2001 through 2005, respectively, and $2.2 million for years thereafter. Lease expense for all operating leases was $1.8 million, $2.2 million and $1.6 million for 2000, 1999 and 1998, respectively.

 In conjunction with the sale of its Retail Financing subsidiary in 1999 (see
Note 5), the Company is required to repurchase all accounts that become more than 120 days past due during a two year period after the sale closing date. At December 31, 2000 the Company has included in accrued liabilities a contingent recourse obligation of $2.2 million, which represents potential losses on installment accounts receivable that have been repurchased as well as potential losses on any accounts that have to be repurchased in the future. Management of the Company believes that this contingent liability is adequate to absorb potential losses on repurchased accounts. Determining this liability requires judgement. It is at least reasonably possible that the assumptions used to calculate this reserve and its effect on operations could materially change in the near term.

(15) SEGMENT INFORMATION
As a result of the discontinued operations described in Note 5, the Company now operates in only one segment, Music and related.

The Music and related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Keyboard instruments are sold through Company-owned retail stores, domestic wholesale dealers, factory direct sales and an international dealer network. In addition, this segment includes furniture and musical components produced on behalf of other manufacturers.

(16) SUBSEQUENT EVENT
On March 22, 2001, the Company sold eleven retail piano stores to an affiliate of Chicago-based Biasco Musical Instrument Company, Baldwin's largest dealer, for approximately $4.6 million, subject to certain adjustments. The net proceeds of the transaction will be used to reduce debt.

 (17) QUARTERLY FINANCIAL DATA (UNAUDITED)
The sum of the quarter's earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently. Quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):

         2000                               First       Second        Third       Fourth            Year
==============================================================================================================
         Net sales                        $19,861      $22,807      $23,411      $20,055           $86,134
--------------------------------------------------------------------------------------------------------------
         Gross profit                       2,094        3,474        3,411          336             9,315
--------------------------------------------------------------------------------------------------------------
         Net earnings (loss) from
         Continuing operations            $(2,094)     $(1,712)     $  (652)     $(4,020)          $(8,478)
--------------------------------------------------------------------------------------------------------------
         Discontinued Operations:
         Income from operations
         to be disposed of, net of tax        461          105           91         (574)               83
         Gain (loss) on sales, net of tax     725            0            0       (2,647)           (1,922)
--------------------------------------------------------------------------------------------------------------
         Basic earnings (loss) per share:
--------------------------------------------------------------------------------------------------------------
         Earnings (loss) from continuing
         operations                          (.60)        (.49)        (.19)       (1.16)            (2.45)
         Earnings from discontinued
         operations                           .34          .03          .03         (.93)             (.53)
                                           -------      -------      -------      -------           -------
                                          $  (.26)     $  (.46)     $  (.16)     $ (2.09)          $ (2.98)
--------------------------------------------------------------------------------------------------------------
         Diluted earnings (loss) per share:
--------------------------------------------------------------------------------------------------------------
         Earnings (loss) from continuing
         operations                          (.60)        (.49)        (.19)       (1.16)            (2.45)
         Earnings from discontinued
         operations                           .34          .03          .03         (.93)             (.53)
                                           -------      -------      -------      -------           -------
                                          $  (.26)     $  (.46)     $  (.16)     $ (2.09)          $ (2.98)
==============================================================================================================

         1999                               First       Second        Third       Fourth        Year
==============================================================================================================
         Net sales                       $ 18,789     $ 17,139     $ 17,915     $ 25,472     $ 79,315
--------------------------------------------------------------------------------------------------------------

         Gross profit                       1,881        2,816      (1,567)        (710)        2.420
--------------------------------------------------------------------------------------------------------------
         Net earnings (loss) from
         Continuing operations           $(2,362)     $(2,233)     $(1,360)     $(2,356)     $(8,311)
--------------------------------------------------------------------------------------------------------------
         Discontinued Operations:
         Income (loss) from operations
         to be disposed of                    521          871        (262)        (562)          568
--------------------------------------------------------------------------------------------------------------
         Basic earnings per share:

--------------------------------------------------------------------------------------------------------------
         Earnings (loss) from continuing
         operations                         (.68)        (.64)        (.39)        (.68)       (2.41)
         Earnings (loss) from discontinued
         operations                           .15          .25        (.08)        (.16)          .17
                                              ---          ---        -----        -----       ------
                                         $  (.53)     $  (.39)     $  (.47)     $  (.84)     $ (2.24)
--------------------------------------------------------------------------------------------------------------
         Diluted earnings per share:

--------------------------------------------------------------------------------------------------------------
         Earnings (loss) from continuing
         operations                         (.68)        (.64)        (.39)        (.68)       (2.41)
         Earnings (loss) from discontinued
         operations                           .15          .25        (.08)        (.16)          .17
                                              ---          ---        -----        -----        -----
                                         $  (.53)     $  (.39)     $  (.47)     $  (.84)     $ (2.24)
==========================================================================================================


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         None.

                                    PART III

                      ITEM 10. DIRECTORS OF THE REGISTRANT

         KAREN L. HENDRICKS, age 53, is the Company's Chairman of the Board and Chief Executive Officer. Prior to joining the Company in 1994, Ms. Hendricks served as the Executive Vice President and General Manager, Skin Care Division of The Dial Corporation since 1992, where she had full responsibility for Dial's United States bar and liquid soap business and their industrial products. Ms. Hendricks previously was employed for over twenty years by The Procter & Gamble Company in various executive positions in product development and was promoted to General Manager of its Vidal Sassoon Hair Care Company in 1987. In her last two years at Procter & Gamble, she was Manager of Worldwide Strategic Planning for their hair care business. She also currently serves as a director of ComProducts International.

     WILLIAM B. CONNELL, age 60, has served as a director of the Company since July 1995 and as Lead Director from January 1997 until May 2000. Mr. Connell has also served as director since 1988 and, since 1994, Chairman of EDB Holdings, Inc., a privately held company engaged in the international retail sale of optical eyewear. From 1990 to 1994 Mr. Connell served as President and Vice Chairman of Whittle Communications, a limited partnership that specialized in multi-media services. From 1984 to 1989 Mr. Connell was a Vice President of the Procter & Gamble Company. He also currently serves as a director of Remington Products Company and Information Resources, Inc.

     HERBERT A. DENTON, age 54, has served as director of the Company since September 1999. Mr. Denton is President of Providence Capital, Inc., a private investment bank and registered broker dealer. Mr. Denton currently serves on the board of directors for PolyMedica Corporation and Mesa Air Group, Inc.

     JOHN H. GUTFREUND, age 71, has served as a director of the Company since March 1998 and as Lead Director since June 2000. Mr. Gutfreund is President of Gutfreund & Company, Inc., a New York based financial consulting firm specializing in advising select corporations and financial institutions in the United States, Europe and Asia. Mr. Gutfreund was the former Chairman and Chief Executive Officer of Salomon Brothers from 1981 to 1991. He currently serves as a director of LCA-Vision, Inc., Universal Bond Fund, Ascent Assurance, Inc., Evercel, Inc., AMBI, Inc., AccuWeather, Inc., Arch Wireless, and Maxicare Health Plans, Inc.

     JOSEPH H. HEAD, JR., age 69, has been a director of the Company since May 1987 and was previously a director from November 1983 until June 1986. He also served as Secretary of the Company from its formation until May 1989. Mr. Head is Chairman, former Chief Executive Officer and a director of Atkins & Pearce, Inc., a manufacturer of industrial textiles. He has held these various offices/directorships at Atkins & Pearce, Inc. since

1990. Mr. Head also currently serves as a director of Fifth Third Bancorp, a position he has held since 1987.

     JAMES P. HEFFERNAN, age 55, has served as a director of the Company since June, 2000. Mr. Heffernan has been a private investor and investment banker since 1996. From 1987 through 1996, Mr. Heffernan was Managing Director and general partner of Whitman, Heffernan & Rhein & Co., Inc. ("WHR"), an investment advisory and merchant banking company with limited partners some of which include major pension funds. Further, WHR served as an advisor to companies, boards of directors and creditor groups. Mr. Heffernan was Chief Financial Officer, Chief Operating Officer and a director of Danielson Holding Corporation from 1990 to 1996. Mr. Heffernan also served as Chairman of Herman Holdings, Inc. from 1993 to 1996 and Chairman of its subsidiary, Herman Sporting Goods, Inc, from 1995 to 1996. From 1993 until 2000 Mr. Heffernan served as a director of Columbia Energy Group. He currently serves as a director of United Natural Foods, Inc., Herman Holdings, Inc., and Herman Sporting Goods, Inc. He is also a Trustee of New York Racing Association.

     KENNETH W. PAVIA, age 58, is chairman of FHI, Inc., a private investment company, and is a general partner of Bolero Investment Group, a limited partnership established for the principal purpose of investment in securities. Mr. Pavia also currently serves as a director of Seibels Bruce Group, Inc.

     There are no family relationships among any of the directors nor among any of the directors and any executive officers of the Company.

     Ms. Hendricks' employment agreement with the Company provides that she will be nominated as a director of the Company for each year of her employment as described under "Executive Compensation - Employment Contracts and Change of Control Agreements".

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the best of the Company's knowledge, all of the Company's directors, officers and 10% or more shareholders have timely filed with the Securities and Exchange Commission all reports required to be so filed pursuant to Section 16 of the Securities Exchange Act of 1934 for the Company's 2000 fiscal year.

                         ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                  The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by the Company's Chief Executive Officer, each of the Company's other three most highly compensated executive officers in 2000. Information is provided for each of the last three fiscal years or such shorter period during which the named executive served as an executive officer of the Company.

                                                                          Long Term Compensation Awards
                                                                      ---------------------------------------
                                             Annual Compensation      Restricted  Securities
                                       -----------------------------    Stock     Underlying     All Other
Name and                                         Salary      Bonus      Awards      Options    Compensation
Principal Position                      Year     (1)($)     (2)($)      (3)($)        (#)         (4)($)
------------------                      ----     ------     ------      ------        ---         ------
Karen L. Hendricks                      2000    $372,000    $75,549      -0-         11,000       $ 8,340
    Chairman and Chief Executive        1999     372,000      -0-      10,000        10,000        13,245
    Officer                             1998     350,000      -0-        -0-         10,000        30,039

Duane D. Kimble                         2000    $195,000    $50,000     4,284         5,500       $ 7,066
    President,                          1999     175,000      -0-        -0-          4,000        19,426
    Chief Financial Officer             1998      67,282      -0-        -0-         10,000        12,373
    And Corporate Secretary

Daniel B. Baker (5)                     2000    $145,000    $20,000      -0-          2,500       $ 5,421
    Former Vice President,              1999     144,130      -0-        -0-          2,500         4,825
    Music Sales                         1998     132,275      -0-        -0-          2,500         9,529

Perry H. Schwartz (6)                   2000    $ 97,276     $-0-        -0-          -0-         $ 1,213
    Senior Vice President and           1999     143,833      -0-        -0-          -0-           2,827
    Treasurer                           1998     186,000      -0-        -0-          2,500        13,306

-------------------------
(1) Includes amounts contributed by the following named executives to the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees and the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan as elective salary reduction contributions.

                                         2000           1999             1998
                                         ----           ----             ----
Karen L. Hendricks                    $10,500        $21,160          $20,500
Duane D. Kimble                        12,707         15,730            6,198
Daniel B. Baker                        14,553         12,712            7,817
Perry H. Schwartz                       1,518          4,315           10,993

(2) The bonuses are shown for the years earned, but were paid in the following year.

(3) In 1994, the Company's Board of Directors adopted the Company's 1994 Long Term Incentive Plan pursuant to which awards of restricted stock based upon the Company's stock performance in comparison to the Russell 2000 index could be made. No shares of restricted stock have been earned to date under this Plan. The 10,000 shares of restricted stock granted to Ms. Hendricks in 1999 were issued pursuant to the Company's 1998 Omnibus Stock Plan and will vest 100% on the earlier of the third anniversary of the grant date and Ms. Henricks' termination of her employment pursuant to the terms of her Change in Control Agreement. See, "Executive Compensation - Employment Contracts and Change in Control Agreements." At December 31, 2000, 10,000 shares of restricted stock granted to Ms. Hendricks were unvested and had a market value of $21,250. For fiscal year 2000, Baldwin paid part of its annual bonus in shares of restricted stock pursuant to its 1998 Omnibus Stock Plan. As part of his 2000 bonus, Mr. Kimble received 4,284 shares of restricted stock valued at $8,568. All shares issued as bonus payments for fiscal year 2000 will vest 100% on February 28, 2003.

(4) "All Other Compensation" includes, as shown below, amounts contributed by the Company under the Baldwin Piano & Organ Company Retirement Plan for Salaried Employees; amounts contributed by the Company under the Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan; group term life insurance premiums paid by the Company on policies obtained by the Company for all employees; relocation expenses incurred by Mr. Kimble in 1998; special incentive payments to Mr. Kimble in 1999; life insurance premiums paid by the Company for $500,000 of executive life insurance on the life of Ms. Hendricks; and insurance premiums paid by the Company for supplemental disability coverage for Ms. Hendricks providing $10,000 in excess disability coverage per month. The net proceeds of the executive life policy is payable to the estate of Ms. Hendricks.

                             ALL OTHER COMPENSATION
                             ----------------------

                                             2000             1999          1998
                                             ----             ----          ----

KAREN L. HENDRICKS
   Retirement Plan                           $ 5,580       $11,160       $23,939
   Executive Insurance                           795             0         2,400
   Disability Insurance                          885           885         1,480
   Group Life Insurance                        1,080         1,200         2,220
                                             -------       -------       -------
       Totals                                $ 8,340       $13,245       $30,039
                                             =======       =======       =======

DUANE D. KIMBLE
   Retirement Plan                           $ 6,450       $ 2,850       $     0
   Group Life Insurance                          616           576           355
   Relocation Expenses                             0             0        12,018
   Incentive Payment                               0        16,000             0
                                             -------       -------       -------
      Totals                                 $ 7,066       $19,426       $12,373
                                             =======       =======       =======

DANIEL B. BAKER
   Retirement                                $ 4,950       $ 4,324       $ 8,663
   Group Life Insurance                          471           501           866
                                             -------       -------       -------
          Totals                             $ 5,421       $ 4,825       $ 9,529
                                             =======       =======       =======

PERRY H. SCHWARTZ
   Retirement Plan                           $   759       $ 2,158      $12,.067
   Group Life Insurance                          454           669         1,239
                                             -------       -------       -------
         Totals                              $ 1,213       $ 2,827       $13,306
                                             =======       =======       =======

(5)      Mr. Baker's employment with the Company terminated in January, 2001.

(6)      Mr. Schwartz began working on a part-time basis during 2000.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

         The Company and Karen L. Hendricks, its Chief Executive Officer and Chairman of the Board, have entered into an Employment Agreement, as amended, and a Change in Control Agreement, as amended. Pursuant to the terms of her Change in Control Agreement, Ms. Hendricks had the contractual right to terminate her employment upon certain circumstances, including at any time within three years following the sale of all or substantially all of the assets of the operations of any two of the Company 's historical three businesses of music, contract electronics or finance. The Company sold its finance business in 2000 and sold its contract electronics business in 2001. In February 2001, in accordance with the terms of her Change in Control Agreement, Ms. Hendricks gave written notice to the Company's Board of Directors that she was exercising her right to terminate her employment with the Company effective in November 2001. Ms. Hendricks also confirmed to the Board that she would work with the Board in good faith to recruit a qualified successor and to accomplish an effective transition, all as contemplated by her Change in Control Agreement and her Employment Agreement.

         Ms. Hendricks' Change in Control Agreement provides that Ms. Hendricks will receive 2.99 times the average annual salary and average annual bonus and/or incentive compensation that she received over the five years immediately preceding her termination. At Ms. Hendricks' option, such severance compensation may be paid by the Company over 36 months or in a lump sum discounted to present value. Pursuant to her Change in Control Agreement, all stock options, restricted stock and other incentive awards granted to Ms. Hendricks will, upon termination of employment, immediately vest in full and she will be entitled to receive immediately upon termination the cash value of any long term incentives payable under any long term incentive compensation plans maintained by the Company on the date of termination. Her Change in Control Agreement also provides that health and life insurance coverage will be maintained by the Company at the level in existence at the time of her termination, and that Ms. Hendricks will be fully vested and continue her participation in all employee retirement plans maintained by the Company on the date of her termination, either for 36 months or until Ms. Hendricks becomes employed by any other employer. Pursuant to her Change in Control Agreement, any agreement not to compete entered into by the Company and Ms. Hendricks shall remain in effect.

         In accordance with the terms of her Employment Agreement, which will remain in effect through her expected termination date, Ms. Hendricks will be employed as the Chief Executive Officer and Chairman of the Board of the Company and she is being nominated as a director for the one year term ending at the Company's 2002 Annual Meeting of shareholders. For the remainder of her employment, Ms. Hendricks will continue to receive an annual base salary of no less than $350,000. She will participate in the Company's management incentive plans at the highest participant level, she will receive all other benefits normally accorded to the Company's senior officers and the Company will continue to provide, in addition to the customary insurance provided to Company employees, a $500,000 term life insurance policy on her life payable to her beneficiaries and supplemental disability coverage providing $10,000 in excess disability coverage per month. If not for Ms. Hendricks' voluntary termination of her employment, her Employment Agreement otherwise would have provided that Ms. Hendricks would have continued in the Company's employ until August 31, 2002, and thereafter, without a specified term, until terminated by the Company or Ms. Hendricks.

         In the event that the Company would terminate her employment without cause, Ms. Hendricks' Employment Agreement provides that the Company would continue to pay her as severance pay her normal monthly salary for 36 months following termination. At Ms. Hendricks' option, she could elect to be paid a single lump sum, discounted to present value, within thirty (30) days following termination. In the event the Company terminates her employment without cause, the Company shall also pay the cost of out placement services for Ms. Hendricks up to an amount equal to 15% of her annual base salary at the time her employment is terminated. In the event Ms. Hendricks would be terminated for cause, she would receive her salary through the effective date of termination and all incentive payments earned by but not yet paid to her prior to such date. The Company shall pay such amounts within 30 days of the effective date of such termination. Her Employment Agreement contains covenants by Ms. Hendricks not to compete with the Company for a period of one year after termination of her Employment Agreement by Ms. Hendricks or by the Company for cause or upon her disability.

         The Company also has entered into change in control agreements with the Company's other two current executive officers, Duane D. Kimble, and Perry H. Schwartz (the "Change in Control Agreements"). Pursuant to Mr. Kimble's Change in Control Agreement, if a change in control occurs during the term of the agreement and the Company terminates his employment, either by actual termination or by constructive termination, then Mr. Kimble will receive two times his average annual salary and average annual bonus and/or incentive compensation that he received over the five years immediately preceding his termination. For purposes of Mr. Kimble's Change in Control Agreement, a change in control was deemed to have occurred upon completion of the Company's sale of its contract electronics business in 2001. Accordingly, Mr. Kimble will be entitled to receive the payments contemplated by his Change in Control Agreement if he is terminated at any time prior to the expiration of the term of his agreement on July 5, 2003, unless termination is for cause.

                  At Mr. Kimble's option, such severance compensation may be paid by the Company over 24 months or in a lump sum discounted to present value. Pursuant to his Change in Control Agreement, all stock options, restricted stock and other incentive awards granted to Mr. Kimble will, upon termination of employment, immediately vest in full and he will be entitled to receive immediately upon termination the cash value of any long term incentives payable under any long term incentive compensation plans maintained by the Company on the date of termination. His Change in Control Agreement further provides that health and life insurance coverage will be maintained at the level in existence at the time of his termination, and that he will be fully vested and continue his participation in all employee retirement plans maintained by the Company on the date of his termination for 24 months or until he becomes employed by any other employer. Mr. Kimble is further subject to an agreement not to compete with the Company for one year following the date of termination.

         Pursuant to the Change in Control Agreement for Mr. Schwartz, if a change in control occurs during the term of the agreement and the Company terminates his employment within one year after the change in control, he will receive the average annual salary and average annual bonus and/or incentive compensation that he received over the five years immediately preceding his termination. At his option, such severance compensation may be paid by the Company over 12 or in a lump sum discounted to present value. Pursuant to his Change in Control Agreement, all stock options, restricted stock and other incentive awards granted to Mr. Schwartz will, upon termination of employment, immediately vest in full and he will be entitled to receive immediately upon termination the cash value of any long term incentives payable under any long term incentive compensation plans maintained by the Company on the date of termination.

         Mr. Schwartz's Change in Control Agreement further provides that health and life insurance coverage will be maintained at the level in existence at the time of his termination, and that he will be fully vested and continue his participation in all employee retirement plans maintained by the Company on the date of his termination, either for 12 months or until he becomes employed by any other employer. Mr. Schwartz is further subject to an agreement not to compete with the Company for one year following the date of termination. His Change in Control Agreement has a term ending on November 12, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding grants by the Company of stock options to each of the named executives during 2000.



                         Individual Grants(1)
                       -------------------------
                                                                                Potential Realizable
                       Number of      % of Total                                Annual Rate of
                       Securities     Options                                   Stock Price
                       Underlying     Granted to                                Appreciation for
                       Options        Employees      Exercise or                Option Terms(4)
                       Granted        in Fiscal      Base Price Expiration
Name                   (#)(2)         Year(3)        ($/Share)  Date            5%($)      10%($)
                       ------         -------        ---------  -------         -------    --------
Karen L. Hendricks     11,000          21.7%         $5.84375   5/24/10         $ 40,426   $102,455
Duane D. Kimble         5,500          10.9%         $5.84375   5/24/10         $ 20,213   $ 51,227
Daniel B. Baker         2,500           4.9%         $5.84375   5/24/10         $  9,188   $ 23,285
Perry H. Schwartz           0             0%            --         --                  0          0


(1) All grants were made at the fair market value on the grant date.

(2) Options vest over a four year period, 20% on the grant date and 20% on each anniversary of the grant date.

(3) Total options granted to all executive officers and other employees of the Company in 2000 were for an aggregate of 50,600 shares of Common Stock.

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

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                                END OPTION VALUES

         The following table sets forth certain information regarding individual exercises of stock options during 2000 by each of the named executives.

                                                    Number of
                                                  Securities       Value of
                                                  Underlying       Unexercised
                                                  Unexercised      In-the-Money
                                                  Options at       Options at
                                                  12/31/00         12/31/00
                      Shares
                      Acquired on    Value        Exercisable/     Exercisable/
                      Exercise       Realized     Unexercisable    Unexercisable
NAME                  (#)               ($)       (1)   (#)        (2) (3) ($)
------------------   ---------      ---------     --------------   -----------
Karen L. Hendricks    -0-            $  -0-        145,400/        0/
                                                    24,600         0

Duane D. Kimble       -0-               -0-          8,700/        0/
                                                    10,800         0

Daniel B. Baker       -0-               -0-         12,100/        0/
                                                     4,900         0

Perry H. Schwartz     -0-               -0-         13,900/        0/
                                                     1,600         0

---------------------------------

(1) See note (2) to the table appearing under "Option Grants in Last Fiscal Year" regarding the vesting of options granted in 2000.

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

(3) Based on a December 29, 2000 closing sale price on the Nasdaq National Market of $2.125 per share.

COMPENSATION OF DIRECTORS

         In 2000, non-employee directors of the Company were compensated for serving on the Board of Directors and the committees thereof, in the amount of $10,000 per year, payable in quarterly installments, except for Mr. Gutfreund who received $22,000 in consideration of his additional duties as Lead Director. Directors also received an additional $900 for each Board of Directors meeting and each committee meeting attended in person or by telephone. Such directors are reimbursed for all reasonable expenses incurred in connection with their services and receive an annual grant of 2,000 non-qualified stock options under the 1998 Omnibus Stock Plan having an exercise price equal to the market price on the date of the grant. Ms. Hendricks receives no additional compensation for serving on the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Head, Connell, Denton and Howe comprised the Company's entire Executive Compensation Committee during 2000, and were both non-employee directors of the Company. No director or executive officer of the Company serves on any board of directors or compensation committee of any entity that compensates Messrs. Head, Connell, Denton or Howe.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
                        DIRECTORS AND EXECUTIVE OFFICERS

HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

         The following table sets forth information regarding all persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock as of April 9, 2001.

                                    Amount and
                                    Nature of
Name and Address of                 Beneficial                Percent of
Beneficial Owner(1)                 Ownership                 Class
-------------------                 ---------                 -----
Heartland Advisors, Inc.            303,700(1)(2)             8.8%

Cameron Baird Foundation            500,700(1)(3)             14.5%

Bolero Investment Group, L.P.       404,645(1)(4)             11.7%

State of Wisconsin Investment
   Board                            300,000(1)(5)              8.7%

Dimensional Fund Advisors Inc.      275,200(1)(6)              7.9%

Herbert A. Denton                   264,300(1)(7)              7.6%

Franklin Resources, Inc.            173,600(1)(8)              5.0%
-------------------------------------

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

(2) Pursuant to Amendment No. 10 to Schedule 13G dated January 31, 2001, Heartland Advisors, Inc., last informed the Company that it is a registered investment adviser that may be deemed the beneficial owner of 303,700 shares of Common Stock. Heartland Advisors, Inc. has sole dispositive power and sole voting power over all 303,700 shares.

(3) Pursuant to Amendment No. 3 to Schedule 13D dated April 7, 2000 filed by The Cameron Baird Foundation (the "Foundation"), Brent D. Baird, Anne S. Baird, Bridget B. Baird, successor trustee, Jane D. Baird, Bruce C. Baird, Brian D. Baird, successor trustee, and Aries Hill Corp. (collectively, the "Baird Parties"), the Baird Parties beneficially own 500,700 shares of Common Stock in the aggregate. The Baird Parties have informed the Company that the Foundation is a charitable private foundation, that Aries Hill Corp., is a private holding company owned by various members of the Baird family, and that the other Baird Parties are individuals and/or individuals serving as trustees of various trusts under trust agreements with Cameron Baird and Flora M. Baird. Each of the Baird Parties has sole voting and dispositive power over the number of shares as follows: the Foundation--216,000 shares; Brent D. Baird--35,000 shares; Anne S. Baird--10,000 shares; Bridget B. Baird, successor trustee--69,700 shares; Jane
D. Baird--125,000 shares; Bruce C. Baird--10,000 shares; Brian D. Baird, successor trustee--20,000 shares; and Aries Hill Corp.--15,000 shares.

(4) Pursuant to information provided by Mr. Pavia and Schedule 13D, as amended, filed by Bolero Investment Group, L.P. ("Bolero"), Kenneth W. Pavia, Sr. ("Pavia"), FHI, Inc. ("FHI"), Florence Partners Inc. ("Florence") and Charles Powers ("Powers") (collectively, "Bolero Investment Group, et. al"), Bolero, a limited partnership whose principal business is investing in marketable securities, directly owns 287,245 shares of Common Stock. FHI, whose principal business is private investment banking, directly owns 51,000 shares of Common Stock, and Florence, a corporation whose principal business is investing in marketable securities, directly owns 66,400 shares of Common Stock. As a result, Pavia, whose principal business is to make and hold investments, and who is the sole general partner of Bolero and the founder, a director, and the sole executive officer and shareholder of FHI and the managing director of Florence, may be deemed the beneficial owner of 404,645 shares of Common Stock. Powers, whose principal business is to make and hold investments, and who is the sole director, executive officer and shareholder of Florence, and a limited partner of Bolero, may be deemed the beneficial owner of 66,400 shares of Common
Stock. In these Amendments, Messrs. Pavia and Powers have disclaimed beneficial ownership of the shares that may be attributed to them and the reporting persons have stated that they have not affirmed the existence of a "group" as defined in
Section 13(d) of the Securities Exchange Act of 1934.

(5) Pursuant to Amendment No. 7 to Schedule 13G dated February 14, 2001, State of Wisconsin Investment Board last informed the Company that it is a government agency which manages public pension funds and that it may be deemed the beneficial owner of 300,000 shares of Common Stock. State of Wisconsin Investment Board has sole dispositive power and sole voting power over all 300,000 shares.

(6) Pursuant to Schedule 13G, as last amended dated December 31, 2000, Dimensional Fund Advisors Inc. stated that it is a registered investment adviser that may be deemed the beneficial owner of 275,200 shares of Common Stock as a result of its role as investment advisor to four investment companies and investment manager to certain other investment vehicles, including commingled group trusts. Dimensional Fund

Advisors Inc. disclaims beneficial ownership of all such shares. Dimensional Fund Advisors Inc. has sole dispositive power and sole voting power over all 285,500 shares.

(7) Pursuant to Amendment No. 1 to Schedule 13D dated September 9, 1999, Herbert
A. Denton is the beneficial owner of 260,300 shares of Common Stock. Of these shares, 185,300 are owned of record by U.S. Value Investment Co., plc ("USVI") to which Mr. Denton is sole advisor, and 75,000 are owned of record by Providence Investors, LLC, to which Mr. Denton is co-advisor. Mr. Denton and USVI may be deemed to have sole power to vote and dispose of 185,300 shares and Mr. Denton is deemed to have shared power to vote and dispose of 75,000 shares. Mr. Denton also has the right to acquire 4,000 shares of Common Stock pursuant to outstanding stock options granted by the Company to him as a director of the Company.

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

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding the ownership of Common Stock of the Company for each director, each nominee, each named executive and all current executive officers and directors as a group as of April 9, 2001.

                                               Amount and
                                               Nature of
                                               Beneficial            Percent of
Name of Beneficial Owner                       Ownership             Class
------------------------                       ---------             -----

CURRENT DIRECTORS AND NOMINEES

Karen L. Hendricks                             207,500(1)(2)           5.7%

Herbert A. Denton                              264,300(2)              7.6%

Joseph H. Head, Jr                              30,000(2)              0.9%

Kenneth W. Pavia                               403,569(4)             11.6%

William B. Connell                              13,000(2)              0.4%

John H. Gutfreund                               16,000(2)              0.5%

James P. Heffernan                               2,000(2)              0.06%

NAMED EXECUTIVE OFFICERS

Duane D. Kimble                                 74,500(1)              2.1%

Daniel B. Baker                                 17,000(1)              0.5%

Perry H. Schwartz                               15,500(1)              0.4%

All current executive officers and
 directors as a group (8 persons)            1,010,869(1)(2)          27.0%

------------------------------
(1) Includes shares owned beneficially subject to the holder's right to exercise outstanding incentive stock options: 51,000 shares for Ms. Hendricks, 69,500 shares for Mr. Kimble, 17,000 shares for Mr. Baker and 15,500 shares for Mr. Schwartz. Mr. Baker's employment with the Company terminated in January, 2001.

(2) Includes shares owned beneficially subject to the holder's right to exercise outstanding non-qualified stock options: 119,000 shares for Ms. Hendricks, 22,000 shares for Mr. Head, 12,000 shares for Mr. Connell, 6,000 shares for Mr. Gutfreund, 4,000 shares for Mr. Denton and 2,000 shares for Mr. Heffernan.

(3) See note (3) to the table in "--Holders of More than Five Percent Beneficial Ownership."

(4) See note (4) to the table in "---Holders of More than Five Percent Beneficial Ownership."

         No agreements, formal or informal, exist among the various officers and directors to vote their shares collectively. Except as otherwise indicated herein, no director is a party to any contracts, arrangements or understandings with any person with respect to any securities of the Company. In addition, except as otherwise indicated herein, no director nor any associate of any director has any arrangements or understandings with any person with respect to any future employment by the Company or with respect to any future transaction to which the Company will or may be a party. See "Executive Compensation-Employment Contracts and Change in Control Agreements."

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

         At any time before a person becomes an Acquiring Person, the Board of Directors may redeem all, but not less than all, of the then outstanding Rights at a price of $0.001 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                      PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  FINANCIAL STATEMENT SCHEDULES

      VIII. Valuation and Qualifying Accounts.

      All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

 (b)  REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K on January 9, 2001 announcing Mr. Kenneth W. Pavia, Sr. joined the Company's Board of Directors. On February 12, 2001, the Company filed a report on Form 8-K disclosing the completion of the sale of its Contract Electronics Division to Ayrshire Electronics, LLC ("Ayrshire") for $9.7 million. In addition, the Company filed a report on Form 8-K on March 2, 2001 announcing that Karen L. Hendricks, the Company's Chief Executive Officer, President and Chairman of the Board, had given notice of her termination of her employment with the Company effective as of November 27, 2001, and that Duane D. Kimble, the Company's Chief Financial Officer, had been named as President of the Company.

 (c)  EXHIBITS

 2.1 Stock Purchase Agreement dated December 8, 1999 between the Company and Deutsche Financial Services Corporation. (17)

 2.2. Asset Purchase Agreement dated January 26, 2001 between the Company and Ayshire Electronics LLC (excluding schedules and annexes). (21)

 3.1  Certificate of Incorporation of the Company, as amended.  (1)

 3.2  Amended and Restated Bylaws of the Company dated as of February 10, 1997.
      (9)

 4.1 Rights Agreement dated as of October 12, 1998 between the Company and the Provident Bank as Rights Agreement. (12)


             MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS


10.1 Baldwin Piano & Organ Company Retirement Plan for Salaried Employees, as amended. (1)

10.2 Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated September 28, 1984. (1)

 10.3 Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan. (4)

 10.4 Baldwin Piano & Organ Company 1999 Management Incentive Plan.  (18)

 10.5 Baldwin Piano & Organ Company 1994 Long Term Incentive Plan.  (5)

 10.6 Baldwin Piano & Organ Company 1998 Omnibus Stock Plan.  (13)

 10.7 Agreement of Employment between the Company and Karen L. Hendricks dated as of June 19, 1997. (10)

 10.8 Amendment to Agreement of Employment between the Company and Karen L. Hendricks dated September 1, 1999. (16)

 10.9 Change in Control Agreement between the Company and Karen L. Hendricks dated June 26, 1996. (7)

10.10 Amendment to Change in Control Agreement between the Company and Karen L. Hendricks dated September 17, 1999. (16)

10.11 Form of Indemnification Agreements between the Company and the Company's Officers and Directors dated June 30, 1986 and accompanying schedule. (1)

10.12 Change in Control Agreement between the Company and Stephen P. Brock dated June 11, 1996. (7)(8)

10.13 Amendment to Change in Control Agreement between the Company and Duane D. Kimble dated September 24, 1999. (16)

10.14 Second Amendment to Change in Control Agreement between the Company and Duane D. Kimble dated October 3, 2000.

10.15 Third Amendment to Change in Control Agreement between the Company and Duane D. Kimble dated March 14, 2001.

10.16 Letter of employment between the Company and Duane D. Kimble as Senior Vice President, Strategic Planning, dated as of June 30, 1998. (15)

10.17 Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan.
      (2)

10.18 Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Rabbi Trust Agreement as amended and restated as of October 4, 1993. (2)

OTHER CONTRACTS AND ARRANGEMENTS

10.19 Amended and Restated Inventory Purchase and Consignment Agreement, between Baldwin Piano & Organ Company and Deutsche Financial Services Corporation, dated October 28, 1998. (14)

10.20 Amendment to Amended and Restated Inventory Purchase and Consignment Agreement dated as of March 23, 2000 between Baldwin Piano and Organ Company and Deutsche Financial Services Corporation. (19)

10.21 Credit Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.22 Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation (excluding schedules not deemed material).
      (19)

10.23 Baldwin Canada Security Agreement dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.24 Copyright Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.25 Trademark Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.26 Patent Security Agreement dated as of March 24, 2000 among Baldwin Piano & Organ Company, The Wurlitzer Company and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.27 Subsidiary Guaranty dated as of March 24, 2000 among The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation.
      (19)

10.28 Baldwin Canada Guarantee dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation.
      (19)

10.29 Pledge Agreement dated as of March 24, 2000 between Baldwin Piano & Organ Company, The Baldwin Piano Company (Canada) Limited and General Electric Capital Corporation. (19)

10.30 Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Arkansas) dated as of March 24, 2000 from Baldwin Piano & Organ Company to General Electric Capital Corporation (Trumann, Arkansas property) (excluding exhibits not deemed material). Substantially similar agreement were entered into with respect to the Company's properties located in Conway, Arkansas, Fayetteville, Arkansas, Greenwood, Mississippi and Marietta, Georgia. (19)

10.31 Intercreditor Agreement dated as of March 24, 2000 among Deutsche Financial Services Corporation, General Electric Capital Corporation and Baldwin Piano & Organ Company. (19)

10.32 First Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation dated August 11, 2000 (20)

10.33 Second Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation dated December 15, 2000

10.34 Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth Third Bank on behalf of the Company in favor of Harold S. Smith. (3)

10.35 Letter of Credit Reimbursement Agreement dated as of August 13, 1993 between the Company and The Fifth Third Bank. (3)

10.36 Office lease between Baldwin Piano & Organ Company and Duke Realty Limited Partnership, dated July 2, 1998. (14)

10.37 Distribution Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of July 1, 1995. (6)

10.38 Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano & Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997.
      (11)

10.39 Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive Systems, S.A. DE C.V. dated as of December 13, 1996. (11)

10.40 Lease dated January 26, 2001 by and between Baldwin Piano & Organ Company, as Landlord, and Ayrshire Electronics LLC, as Tenant (excluding exhibits)
      (21)

10.41 Confidentiality, Nonsolicitation and Noncompetition Agreement dated as of January 26, 2001 among Ayrshire Electronics LLC and Baldwin Piano & Organ Company (21)

10.42 Information Technology Transition Services Agreement dated as of January 26, 2001 by and between Ayrshire Electronics LLC and Baldwin Piano & Organ Company (21)

10.43 Third Amendment and Limited Waiver and Consent to Credit Agreement dated as of January 26, 2001 by and among Baldwin Piano & Organ Company, General Electric Capital Corporation and the Lenders and Credit Parties listed thereon (21)

22.1  Subsidiaries of the Company.

23.1  Consent of Independent Accountants - Deloitte & Touche LLP

99.1  Baldwin Stock Repurchase Plan. (2)

99.2  Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)

99.3  Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)

99.4  Press Release dated January 8, 2001 announcing the appointment of Kenneth
      W. Pavia, Sr. to the Company's board of directors.

99.5 Press Release dated January 11, 2001 announcing layoff at the Company's Conway, Arkansas plant.

99.6 Press Release dated January 11, 2001 announcing layoffs at the Company's Trumann, Arkansas plant.

99.7 Press Release dated January 29, 2001 announcing the sale of the Company's Contract Electronics Division to Ayrshire Electronics, LLC.

99.8 Press Release dated January 31, 2001 announcing the shut down of the Company's Greenwood, Mississippi plant and outsourcing components manufacturing to other woodworking firms in the U.S. and abroad.

99.9 Press Release dated February 29, 2001 announcing that Karen L. Hendricks, chairman and chief executive officer, plan to step down as CEO in November 2001.

99.10 Press Release dated March 14, 2001 reporting financial results for the fourth quarter and 12 months ended December 31, 2000.

99.11 Press Release dated March 22, 2001 announcing the sale of eleven of the Company's retail piano stores to an affiliate of Chicago-based Biasco Musical Instrument Company.

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

(8) A substantially identical agreement was entered into by Baldwin Piano & Organ Company with Duane D. Kimble dated July 5, 1998.

(9) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.

(10) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1997.

(11) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.

(12) Incorporated by reference to the Company's Form 8-K dated October 12, 1998.

(13) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.

(14) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.

(15) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1998.

(16) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1999.

(17) Incorporated by reference from the Company's Form 8-K dated December 9,
     1999.

(18) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 2000.

(19) Incorporated by reference from the Company's Form 8-K filed April 16, 2000.

(20) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 2000.

(21) Incorporated by reference from the Company's Form 8-K filed February 12, 2001.

Index to Exhibits - pages 71-79.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BALDWIN PIANO & ORGAN COMPANY


                                             By: /s/ Karen L. Hendricks
                                                -------------------------------
                                             Karen L. Hendricks, Chairman and
                                             Chief Executive Officer

                                             Date: April  16, 2001_
                                                  -----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Principal Executive Officer:

Date:  April 16, 2001                  /s/ Karen L. Hendricks
      ---------------                  ------------------------------------
                                          Karen L. Hendricks, Chairman, Chief
                                          Executive Officer and Director

Date:  April 16, 2001                  /s/ William B. Connell
      ---------------                  ------------------------------------
                                          William B. Connell, Director

Date:  April 16, 2001                  /s/ Herbert A. Denton
      ---------------                 ------------------------------------
                                          Herbert A. Denton, Director

Date:  April 16, 2001                  /s/ John H. Gutfreund
      ---------------                  ------------------------------------
                                          John H. Gutfreund, Director

Date:  April 16, 2001                  /s/ Joseph H. Head, Jr.
      ---------------                  ------------------------------------
                                          Joseph H. Head, Jr., Director

Date:  April 16, 2001                  /s/ James P. Heffernan
      ---------------                  ------------------------------------
                                          James P. Heffernan, Director

Date:  April 16, 2001                  /s/ Kenneth W. Pavia, Sr.
      ---------------                  ------------------------------------
                                          Kenneth W. Pavia, Sr., Director

                                          Principal Financial and Accounting
                                          Officer:

Date:  April 16, 2001                  /s/ Duane D. Kimble
      ---------------                  ------------------------------------
                                          Duane D. Kimble, President and
                                          Chief Financial Officer

                                  SCHEDULE VIII
                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            Beginning                                                           Ending
Description                                  Balance          Additions     Other        Charge-offs            Balance

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended Dec. 31, 2000                    $  534,000        $ 719,194      $ -         $ 111,194(1)           $ 1,142,000
Year ended Dec. 31, 1999                    $  341,000        $ 300,000      $ -         $ 107,000(1)           $   534,000
Year ended Dec. 31, 1998                    $  654,000        $ 264,000      $ -         $ 577,000(1)           $   341,000

(1) Represents adjustments and accounts charged-offs, less recoveries.

                                INDEX TO EXHIBITS


Exhibit                                        Exhibit                                                    Sequentially
Number                                         -------                                                      Numbered
------                                                                                                        Page
                                                                                                              ----
2.1               Stock Purchase Agreement dated December 8, 1999 between the Company and Deutsche               *
                  Financial Services Corporation. (17)

2.2               Asset Purchase Agreement dated January 26, 2001 between the Company and Ayshire
                  Electronics LLC (excluding schedules and annexes). (21)

3.1               Certificate of Incorporation of the Company, as amended. (1)                                   *


3.2               Amended and Restated Bylaws of Baldwin Piano & Organ Company dated as of February              *
                  10, 1997. (9)


4.1               Rights Agreement dated as of October 12, 1998 between the Company and the                      *
                  Provident Bank as Rights Agreement. (12)


                              MANAGEMENT CONTRACTS, COMPENSATORY PLANS AND ARRANGEMENTS


10.1              Baldwin Piano & Organ Company Retirement Plan for Salaried Employees, as amended.              *
                  (1)


10.2              Baldwin Piano & Organ Company Retirement Trust for Salaried Employees dated                    *
                  September 28, 1984. (1)

Exhibit                                        Exhibit                                                    Sequentially
Number                                         -------                                                      Numbered
------                                                                                                        Page
                                                                                                              ----
10.3              Baldwin Piano & Organ Company 1994 Incentive Stock Option Plan. (4)                            *


10.4              Baldwin Piano & Organ Company 1999 Management Incentive Plan. (18)                             *


10.5              Baldwin Piano & Organ Company 1994 Long Term Incentive Plan. (5)                               *


10.6              Baldwin Piano & Organ Company 1998 Omnibus Stock Plan. (13)                                    *


10.7              Agreement of Employment between the Company and Karen L. Hendricks dated as of                 *
                  June 19, 1997. (10)


10.8              Amendment to Agreement of Employment between the Company and Karen L. Hendricks                *
                  dated September 1, 1999. (16)


10.9              Change in Control Agreement between the Company and Karen L. Hendricks dated June              *
                  26, 1996. (7)


10.10             Amendment to Change in Control Agreement between the Company and Karen L.                      *
                  Hendricks dated September 17, 1999. (16)

10.11          Form of Indemnification Agreements between the Company and the Company's Officers and             *
               Directors dated June 30, 1986 and accompanying schedule. (1)


10.12          Change in Control Agreement between the Company and Stephen P. Brock dated June 11,               *
               1996. (7) (8)


10.13          Amendment to Change in Control Agreement between the Company and Duane D. Kimble                  *
               dated September 24, 1999. (16)

10.14          Second Amendment to Change in Control Agreement between the Company and Duane D. Kimble dated October 3, 2000.

10.15          Third Amendment to Change in Control Agreement between the Company and Duane D. Kimble dated March 14, 2001.

10.16          Agreement of Employment between the Company and Duane D. Kimble as Senior Vice                    *
               President, Strategic Planning, dated June 30, 1998. (15)

10.17          Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Plan. (2)                       *


10.18          Baldwin Piano & Organ Company Non-Qualified Deferred Compensation Rabbi Trust                     *
               Agreement as amended and restated as of October 4, 1993. (2)

                        OTHER CONTRACTS AND ARRANGEMENTS



10.19          Amended and Restated Inventory Purchase and Consignment Agreement                                 *
               between Baldwin Piano & Organ Company and Deutsche Financial
               Services Corporation, dated October 28, 1998. (14)

10.20          Amendment to Amended and Restated Inventory Purchase and
               Consignment Agreement dated as of March 23, 2000 between Baldwin
               Piano and Organ Company and Deutsche Financial Services
               Corporation. (19)

10.21          Credit Agreement dated as of March 24, 2000 among Baldwin Piano &
               Organ Company, The Wurlitzer Company, Baldwin Trading Company,
               The Baldwin Piano Company (Canada) Limited and General Electric
               Capital Corporation (excluding schedules not deemed material).
               (19)

10.22          Security Agreement dated as of March 24, 2000 among Baldwin Piano
               & Organ Company, The Wurlitzer Company, Baldwin Trading Company and General Electric Capital Corporation (excluding schedules not deemed material). (19)

10.23 Baldwin Canada Security Agreement dated as of March 24, 2000 between The Baldwin Piano Company (Canada) Limited and General
               Electric Capital Corporation (excluding schedules not deemed material). (19)

10.24          Copyright Security Agreement dated as of March 24, 2000 among
               Baldwin Piano & Organ Company, The Wurlitzer Company and General
               Electric Capital Corporation (excluding schedules not deemed material). (19)

10.25          Trademark Security Agreement dated as of March 24, 2000 among
               Baldwin Piano & Organ Company, The Wurlitzer Company and General
               Electric Capital Corporation (excluding schedules not deemed material). (19)

10.26          Patent Security Agreement dated as of March 24, 2000 among
               Baldwin Piano & Organ Company, The Wurlitzer Company and General
               Electric Capital Corporation (excluding schedules not deemed material). (19)

10.27          Subsidiary Guaranty dated as of March 24, 2000 among The
               Wurlitzer Company, Baldwin Trading Company and General Electric
               Capital Corporation. (19)

10.28          Baldwin Canada Guarantee dated as of March 24, 2000 between The
               Baldwin Piano Company (Canada) Limited and General Electric
               Capital Corporation. (19)

10.29          Pledge Agreement dated as of March 24, 2000 between Baldwin Piano
               & Organ Company, The Baldwin Piano Company (Canada) Limited and
               General Electric Capital Corporation. (19)

10.30          Mortgage, Security Agreement, Assignment of Rents and Leases and
               Fixture Filing (Arkansas) dated as of March 24, 2000 from Baldwin
               Piano & Organ Company to General Electric Capital Corporation
               (Trumann, Arkansas property) (excluding exhibits not deemed material). Substantially similar agreement were entered into with respect to the Company's properties located in Conway, Arkansas, Fayetteville, Arkansas, Greenwood, Mississippi and Marietta,
               Georgia. (19)

10.31          Intercreditor Agreement dated as of March 24, 2000 among Deutsche
               Financial Services Corporation, General Electric Capital
               Corporation and Baldwin Piano & Organ Company. (19)

10.32          First Amendment and Limited Waiver to Credit Agreement among the
               Company and General Electric Capital Corporation dated August 11,
               2000 (20)

10.33          Second Amendment and Limited Waiver to Credit Agreement among the
               Company and General Electric Capital Corporation dated December
               15, 2000

10.34          Irrevocable Standby Letter of Credit issued August 13, 1993 by The Fifth
               Third Bank on behalf of the Company in favor of Harold S. Smith. (3)

10.35          Letter of Credit Reimbursement Agreement dated as of August 13,                                   *
               1993 between the Company and The Fifth Third Bank. (14)

10.36          Office lease between Baldwin Piano & Organ Company and Duke                                       *
               Realty Limited Partnership, dated July 2, 1998. (14)


10.37          Distribution Agreement between Baldwin Piano & Organ Company and                                  *
               GeneralMusic S.p.A. dated as of July 1, 1995. (6)

# Included, but not page numbered

10.38          Amended and Restated Amendment and Supplemental Agreement between Baldwin Piano &                 *
               Organ Company and GeneralMusic S.p.A. dated as of January 1, 1997. (11)


10.39          Land Lease Agreement between Fabricantes Tecnicos, S.A. DE C.V. and Delphi Automotive             *
               Systems, S.A. DE C.V. dated as of December 13, 1996. (11)

10.40          Lease dated January 26, 2001 by and between Baldwin Piano & Organ Company, as Landlord, and Ayrshire Electronics LLC, as Tenant (excluding exhibits) (21)

10.41          Confidentiality,  Nonsolicitation  and  Noncompetition  Agreement  dated as of January  26,
               2001 among Ayrshire Electronics LLC and Baldwin Piano & Organ Company  (21)

10.42          Information Technology Transition Services Agreement dated as of January 26, 2001 by and between Ayrshire Electronics LLC and Baldwin Piano & Organ Company (21)

10.43          Third Amendment and Limited Waiver and Consent to Credit Agreement dated as of January 26, 2001 by and among Baldwin Piano & Organ Company, General Electric Capital Corporation and the
               Lenders and Credit Parties listed thereon (21)

22.1           Subsidiaries of the Registrant.


23.1           Consent of Independent Accountants

               -Deloitte & Touche LLP

99.1           Baldwin Stock Repurchase Plan. (2)                                                                *


99.2           Amendment No. 1 to Baldwin Stock Repurchase Plan. (3)                                             *


99.3           Amendment No. 2 to Baldwin Stock Repurchase Plan. (4)                                             *


99.4           Press Release dated January 8, 2001 announcing the appointment of Kenneth W. Pavia,
               Sr. to the Company's board of directors


99.5           Press Release dated January 11, 2001 announcing layoffs at the Company's Conway,
               Arkansas plant.


99.6           Press Release dated January 11, 2001 announcing layoffs at the Company's Trumann,
               Arkansas plant.


99.7           Press Release dated January 29, 2001 announcing the sale of the Company's Contract
               Electronics Division to Ayrshire Electronics, LLC.


99.8           Press Release dated January 31, 2001 announcing the shut down of the Company's
               Greenwood, Mississippi plant and outsourcing component manufacturing to other woodworking firms in the U.S. and abroad.

99.9           Press Release dated February 29, 2001 announcing that Karen L.
               Hendricks, chairman and chief executive officer, plan to step down as CEO in November 2001.

99.10 Press Release dated March 14, 2001 announcing financial results for the fourth quarter and 12 months ended December 31, 2000.

99.11 Press Release dated March 22, 2001 announcing the sale of eleven of the Company's retail stores to an affiliate of Chicago-based Biasco Musical Instrument Company.

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


(8) A substantially identical agreement was entered into by Baldwin Piano & Organ Company with Duane D. Kimble dated July 5, 1998.

(9) Incorporated by reference from the Company's Form 8-K dated February 10, 1997 as filed with the Commission on February 27, 1997.


(10) Incorporated by reference from the Company's Form 10-Q for the period ended June 30, 1997.


(11) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1996.

(12) Incorporated by reference to the Company's Form 8-K dated October 12, 1998.

(13) Incorporated by reference to the Company's Proxy Statement dated April 27, 1998 relating to the Company's 1998 Annual Meeting of Shareholders.


(14) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1998.


(15) Incorporated by reference from the Company's Form 10-K for the period ended December 31, 1998.

(16) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 1999.


(17) Incorporated by reference from the Company's Form 8-K dated December 9,
     1999.


(18) Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 2000.

(19) Incorporated by reference from the Company's Form 8-K filed April 6, 2000.


(20) Incorporated by reference from the Company's Form 10-Q for the period ended September 30, 2000.

(21) Incorporated by reference from the Company's Form 8-K filed February 12, 2001.