Form 10-Q
period 2001-03-31
BALDWIN PIANO & ORGAN CO /DE/
filed 2001-05-21
CIK 797315

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to section 13 or 15(d) of
                     The Securities and Exchange Act of 1934
                              --------------------

For the Quarter ended                               Commission File Number
   March 31, 2001                                          0-14903


                          Baldwin Piano & Organ Company
             (Exact name of registrant as specified in its charter)


           Delaware                                            31-1091812
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


4680 Parkway Drive, Suite 200
Mason, Ohio  45040-7198
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

         The number of shares of the Common Stock outstanding of Baldwin Piano & Organ Company, as of May 1, 2001 is 3,462,826.

                          BALDWIN PIANO & ORGAN COMPANY

                                      INDEX

Number
------
  Page
  ----

PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of
                March 31, 2001 and December 31, 2000 ....................    3
           Unaudited Condensed Consolidated Statements of Operations
                for the three months ended
                      March 31, 2001 and 2000 ...........................    4
           Unaudited Condensed Consolidated Statements of Cash
                Flows for the three months ended
                      March 31, 2001 and 2000 ...........................    5
           Notes to Unaudited Condensed Consolidated Financial
                Statements, March 31, 2001 ..............................    6

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ............    9

      Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk ....................................   12

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings .......................................   13

      Item 2.   Changes in Securities and Use of Proceeds ...............   13

      Item 3.   Defaults upon Senior Securities .........................   13

      Item 4.   Submission of Matters to a Vote
                           of Security Holders ..........................   13

      Item 5.   Other Information .......................................   13

      Item 6.   Exhibits and Reports on Form 8-K ........................   14

      Signatures ........................................................   16

      Exhibit Index .....................................................   17

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                      March 31,     December 31,
ASSETS ..........................................       2001            2000
                                                      ---------      ---------
Current assets:
      Cash ......................................     $     194      $     366
      Receivables, net ..........................        11,217          9,375
      Installment receivables retained ..........         3,549          4,027
      Inventories ...............................        39,524         43,567
      Deferred income taxes .....................         2,191         13,007
      Other current assets ......................         2,472          2,466
      Net assets of discontinued
           operations ...........................             0          8,700
                                                      ---------      ---------
                Total current assets ............        59,147         81,508
Property, plant and equipment, net ..............        15,993         17,525
Deferred income taxes ...........................        14,107          1,844
Other assets ....................................         8,296          6,860
                                                      ---------      ---------
                Total assets ....................     $  97,543      $ 107,737
                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..........................     $  11,180      $  11,951
      Current portion of long-term debt .........        34,308          4,416
      Income taxes payable ......................             0              0
      Accrued liabilities .......................        11,861          9,693
                                                      ---------      ---------
                Total current liabilities .......        57,349         26,060
Long-term debt, less current portion ............             0         36,383
Other liabilities ...............................         1,928          1,975
                                                      ---------      ---------
                Total liabilities ...............        59,277         64,418
                                                      ---------      ---------

Shareholders' equity:
      Common stock ..............................            42             42
      Additional paid-in capital ................        12,747         12,738
      Accumulated other comprehensive loss ......          (694)          (425)
      Retained earnings .........................        32,667         37,460
                                                      ---------      ---------
                                                         44,762         49,815
      Less cost of treasury shares ..............        (6,496)        (6,496)
                                                      ---------      ---------
                Total shareholders' equity ......        38,266         43,319
                                                      ---------      ---------
                Total liabilities and
                   shareholders' equity .........     $  97,543      $ 107,737
                                                      =========      =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except net earnings per share)

                                                Three months ended March 31,
                                                ----------------------------
                                                     2001        2000
                                                     ----        ----

Net sales ......................................   $ 15,637    $ 19,861
Cost of goods sold .............................     14,177      17,767
                                                   --------    --------
            Gross profit .......................      1,460       2,094

Other operating (expense) income, net ..........     (2,541)        167
                                                   --------    --------
                                                     (1,081)      2,261

Operating expenses:
      Selling, general and administrative ......      4,673       4,834
      Provision for doubtful accounts ..........         90          85
                                                   --------    --------
           Operating loss ......................     (5,844)     (2,658)

Interest expense ...............................      1,102         700
                                                   --------    --------
           Loss before income taxes ............     (6,946)     (3,358)

Income taxes ...................................      2,153       1,264
                                                   --------    --------

Net loss from continuing operations ............     (4,793)     (2,094)

Discontinued operations:
      Income from operations, net of tax .......          0         461
      Gain on sales, net of tax ................          0         725
                                                   --------    --------
           Net loss ............................   $ (4,793)   $   (908)
                                                   ========    ========


Earnings (loss) per share:

Basic
Loss from continuing operations ................   $  (1.38)   $  (0.60)
Earnings from discontinued operations ..........          -         .34
                                                   --------    --------
Net loss .......................................   $  (1.38)   $  (0.26)
                                                   ========    ========

Diluted
Loss from continuing operations ................   $  (1.38)   $  (0.60)
Earnings from discontinued operations ..........          -         .34
                                                   --------    --------
Net loss .......................................   $  (1.38)   $  (0.26)
                                                   ========    ========
Weighted average number of common shares .......      3,463       3,463
Weighted average number of common and
      common equivalent shares .................      3,463       3,463
                                                   ========    ========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                   Three months ended March 31,
                                                   ----------------------------
INCREASE (DECREASE) IN CASH                              2001         2000
---------------------------                           --------    --------
Cash flows from continuing operating activities
     Net earnings (loss) from continuing
     operations ..................................... $ (4,793)   $ (2,094)
     Adjustments to reconcile net earnings
        (loss) to net cash provided by
        (used in) operating activities:
        Depreciation / amortization .................      869         829
        Provision for doubtful accounts .............       90          85
        Deferred income taxes .......................   (1,447)        831
        Change in assets and liabilities -
           Receivables, net .........................   (1,931)     (1,164)
           Installment receivables retained .........      478       1,220
           Inventories ..............................    4,044      (6,612)
           Other current assets .....................       (8)        566
           Other assets .............................     (776)        524
           Accounts payable, accrued and
           other liabilities ........................    1,105         (55)
           Income taxes payable .....................        0        (995)
                                                      --------    --------
Net cash used in continuing operating
   activities .......................................   (2,369)     (6,865)
                                                      --------    --------
   Discontinued operations:
     Income .........................................        0         461
     Adjustment to derive cash flows from
       operating activities .........................        0          (0)
                                                      --------    --------
Net cash provided by
   discontinued operations ..........................        0         461
                                                      --------    --------
Net operating activities ............................   (2,369)     (6,404)
                                                      --------    --------
Cash flows from investing activities:
   Additions to plant, property and equipment .......      (12)        (39)
   Proceeds from sale of CE assets ..................    8,700           0
   Net proceeds from sale of Retail Financing .......        0      33,083
                                                      --------    --------
Net cash provided by (used in) continuing
   operating activities .............................    8,688      33,044
                                                      --------    --------
Cash flows from financing activities:
   Repayment of long-term debt ......................   (6,491)    (20,230)
                                                      --------    --------
Net cash used in continuing operations ..............   (6,491)    (20,230)
Net cash used in discontinued operations ............        0      (6,701)
                                                      --------    --------
Net financing activities ............................   (6,491)    (26,931)
                                                      --------    --------
   Net decrease in cash .............................     (172)       (291)
   Cash at beginning of period ......................      366       1,684
                                                      --------    --------
Cash at end of period ............................... $    194    $  1,393
                                                      --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid (refunded) during the quarter for:
      Interest ...................................... $    663    $    935
                                                      ========    ========
      Income taxes .................................. $     97    $     12
                                                      ========    ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                            (in thousands of dollars)

(1) BASIS OF REPORTING FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS The unaudited condensed consolidated financial statements included herein have been prepared by Baldwin Piano & Organ Company ("Baldwin" or "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

         The financial statements presented herewith reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the three-month periods ended March 31, 2001 and 2000. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2) DISCONTINUED OPERATIONS In December 2000 the Company adopted a formal plan to sell certain assets and liabilities of its Contract Electronics
         (CE) business and in January 2001, the Company completed the sale to Ayrshire Electronics, LLC for approximately $9 million, subject to certain closing adjustments. The Company recorded an after-tax loss of approximately $2.6 million in December, 2000, which includes anticipated operating losses from the measurement date to the disposal date as well as transaction costs. The completion of the sale of CE triggered change in control provisions in the employment contract of the former CEO and a severance accrual of $1.3 million was recorded in other operating expense in the first quarter of 2001.

         At December 31, 2000, net assets of the CE business to be sold consisted of accounts receivable, inventory and property of $11,889 net of an allowance for the estimated loss on disposal and liabilities of $3,189 which includes operating losses to the anticipated disposal date.

         On March 10, 2000, the Company completed the sale of its Retail Financing subsidiaries. Gross proceeds from the sale were approximately $35 million and an after-tax gain of $725,000 has been recorded in the first quarter of 2000. Under the terms of the sales agreement, the Company is contingently liable for and

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                            (in thousands of dollars)

         must repurchase all accounts that become 120 days past due during a two-year period after the closing date. The Company has segregated on its balance sheet the accounts repurchased under this agreement as "Installment receivables retained" and has recorded a liability for potential losses in accrued liabilities.

         The results of operations for all periods presented have been restated for the discontinued operations.


(3)     INVENTORIES
        Inventories consist of the following (in thousands of dollars):

                                              March 31,   December 31,
                                                2001          2000
                                              --------      --------

           FIFO cost:
                Raw material ............     $ 12,986      $ 12,139
                Work-in-process .........        6,276         6,730
                Finished goods ..........       32,121        36,557
                                              --------      --------
                                                51,383        55,426
           Less revaluation to LIFO .....      (11,859)      (11,859)
                                              --------      --------
                Net inventories .........     $ 39,524      $ 43,567
                                              --------      --------

(4)     DEBT
        The Company has a secured Credit Facility with an available line of credit based on certain percentages of the carrying amount of the Company's accounts receivable and inventory, up to a maximum amount of $40 million. The financial covenants of the Credit Facility agreement require the Company to maintain certain financial ratios and tangible net worth within defined amounts. At March 31, 2001, the Company was in violation of the tangible net worth covenant. Under the terms of the agreement, the lender may call the loan if the Company is in violation of any restrictive covenant. The lender has not waived the tangible net worth requirement, and accordingly, the entire amount of the credit facility of $24.5 million has been included in current liabilities. In addition, on May 4, 2001, the lender declared the Company to be in default of the loan for unpaid overadvances of credit made by the lender to the Company and since that date the lender had been charging the default rate of interest on the loan.

        On April 24, 2001, the Company announced that the Company was experiencing disappointing sales trends and tighter lending terms from its primary lender, thereby creating a liquidity squeeze. The Company has continued discussions with its primary lender to address the liquidity issues and has obtained overadvances from its lender to help address those issues. The Company is negotiating with its primary lender to restructure its debt to eliminate the defaults now existing under the credit facility, including the obligation to repay the overadvances. Since May 4, 2001 the Company's primary lender has charged the default rate of interest which is 5.5% above the G.E. Capital commercial paper rate. Further, the Company is in active discussions with several other possible lending sources and exploring several other options to restructure its business and debts. While the Company is hopeful about its restructuring prospects, there can be no guarantee that those efforts will be successful.

(5)     EARNINGS PER SHARE FROM CONTINUING OPERATIONS
        A reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share is as follows (in thousands, except per share amounts):

                                                   Three Months Ended March 31:
                                              2001                              2000
                                 ------------------------------   -------------------------------

                                                         per                              per
                                 Income      Shares     Share     Income      Shares     Share
                                 -------      -----   --------    -------      -----   --------
           Earnings per share    $(4,793)     3,463   $  (1.38)   $(2,094)     3,463     (.60)
           Dilutive effect of
             options

           Earnings per share-
             assuming dilution   $(4,793)     3,463   $  (1.38)   $(2,094)     3,463   $ (.60)

(6)      SEGMENT INFORMATION
         As a result of the discontinued operations described in Note 2, the Company now operates in only one segment, Music and related.

         The Music and related segment includes a broad range of acoustic and electronic instruments serving a broad consumer base. Keyboard instruments are sold through Company-owned retail stores, domestic wholesale dealers, factory direct sales and an international dealer network. In addition, this segment includes furniture and musical components produced on behalf of other manufacturers.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                            (in thousands of dollars)

(7)      OTHER OPERATING (EXPENSE) INCOME
         On January 31, 2001, the Company announced its intention to shutdown the Greenwood, Mississippi plant and outsource the component manufacturing to other woodworking firms in the United States and abroad. The Company recorded a one-time charge in the first quarter of 2001 of approximately $2.5 million primarily related to severance and direct exit costs associated with the shutdown, which is expected to be completed in mid-2001. These costs are included in other operating (expense) income.

         On March 22, 2001, the Company sold eleven retail stores to an affiliate of Chicago-based Biasco Musical Instrument Company, the Company's largest dealer, for approximately $4.6 million, subject to certain adjustments. A gain on the sale of approximately $580,000 was recorded in other operating (expense) income. The proceeds were used to reduce the Company's debt.


(8)      COMPREHENSIVE INCOME
         The Company currently records as other comprehensive income the change in cumulative translation adjustment resulting from changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations.

         Comprehensive income (loss):             Three Months Ended March 31,
                                                       2001         2000
--------------------------------------------------------------------------------
         Net earnings (loss)                         $ (4,793)    $ (908)
         Foreign currency
           translation adjustment                        (269)       (51)
--------------------------------------------------------------------------------
           Total comprehensive income (loss)         $ (5,062)    $ (959)
--------------------------------------------------------------------------------


(9)      ACCOUNTING PRONOUNCEMENTS
         During June 1998, and as subsequently amended, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS No. 133 on January 1, 2001. The impact was not material to the Company's financial statements.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     Management's Discussion and Analysis of
                     ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

RESULTS OF OPERATIONS
FIRST QUARTER OF 2001 COMPARED
  TO THE FIRST QUARTER OF 2000

         The Company's first fiscal quarter 2001 sales decreased 22% to $15.6 million, excluding the sale of inventory that was part of the sale of the Baldwin Retail Stores to Biasco Piano Acquisition, Inc., compared to $19.9 million in the first fiscal quarter of 2000. The lower sales were caused by higher that normal seasonal dealer inventories resulting from an overall economic slowdown during the fourth quarter 2000 and continued economic slowness during the current quarter. In the first fiscal quarter 2001 the Company had a net loss from continuing operations of $4.8 million, or $1.38 net loss per share, compared to a net loss from continuing operations of $2.1 million, or $.60 net loss per share, in the first fiscal quarter 2000. The first quarter 2001 results included several one-time events previously disclosed in press releases and 8-K filings, including a shutdown charge of $2.5 million, or 50 cents per share, for the closing of the Company's Greenwood, Mississippi facility and a severance accrual of $1.3 million, or 26 cents per share. The severance accrual resulted from the completion of the sale of CE that triggered the change in control provisions in the employment contract of the former CEO. Excluding these one-time charges, the Company's after-tax loss for the first quarter 2001 was $2.2 million, or 63 cents per share.

         Selling, general and administrative expenses in the first quarter of 2001 were $4.8 million, a decrease of $100,000 from $4.9 million in the first quarter of 2000. The decrease from 2000 resulted from cost containment by the Company.

         Interest expense increased by $0.4 million, from $0.7 million in the first quarter of 2000 to $1.1 million in the first quarter of 2001. This increase resulted from rate increases on the Company's debt and increased average inventory levels from a year earlier.


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

         The annual rate of interest under the Company's new revolving credit facility is equal to an index rate plus applicable index margins. The index rate is equal to the latest 30-day commercial paper rate for high-grade unsecured notes sold through dealers by major corporations. During the first quarter 2001 the applicable interest rates paid by the Company were 3.5% above the 30-day commercial paper rate.

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

         The Company as of March 31, 2001 has total outstanding indebtedness of $34.3 million. The total indebtedness is comprised of three credit arrangements. The first is the Credit Facility with GECC described in the paragraph immediately above with a total outstanding balance of $24.5 million at March 31, 2001.

         On April 24, 2001, the Company announced that the Company was experiencing disappointing sales trends and tighter lending terms from its primary lender, thereby creating a liquidity squeeze. The Company has continued discussions with its primary lender to address the liquidity issues and has obtained overadvances from its lender to help address those issues. The Company is negotiating with its primary lender to restructure its debt to eliminate the defaults now existing under the credit facility, including the obligation to repay the overadvances. Since May 4, 2001 the Company's primary lender has charged the default rate of interest which is 5.5% above the G.E. Capital commercial paper rate. Further, the Company is in active discussions with several other possible lending sources and exploring several other options to restructure its business and debts. While the Company is hopeful about its restructuring prospects, there can be no guarantee that those efforts will be successful.

         The Company's second credit arrangement is an inventory purchase and consignment agreement with DFS. Under the terms of this product financing arrangement, the Company's borrowings are collateralized by pianos consigned to colleges, universities, artists and concert halls. All debt under this agreement is classified as current with an annual rate of interest of approximately 9%. The outstanding balance of this credit agreement is $4.1 million at March 31, 2001.

         The Company's third credit arrangement originated with the sale of its Retail Financing subsidiary in 1999. The Company entered into a revolving credit loan agreement with DFS for the repurchase of accounts that become more than 120 days past due during a two year period after the sale closing date. The annual rate of interest under the revolving credit loan is equal to 0.5 percentage points per annum above LIBOR, or 4.81% at March 31, 2001. All collections on repurchased accounts are to be applied against this revolving credit loan, and the balance remaining on the loan will be due in March 2004. The revolving credit loan is secured by the repurchased accounts, repossessed merchandise and an irrevocable standby letter of credit for $2,000,000. The outstanding balance of this credit agreement is $5.7 million at March 31, 2001.

         The Company has recorded approximately $16 million of deferred tax assets, relating primarily to net operating loss carryforwards. The Company currently believes that these assets will be recoverable in the future;
however, if the Company's restructuring prospects are not successful, valuation allowances may be necessary to adjust such assets to their net realizable value.

         Capital expenditures amounted to $12 thousand in the first quarter of 2001 and $39 thousand in the comparable period of 2000. At March 31, 2001, the Company has less than $250 thousand in outstanding capital commitments. The Company expects 2001 capital expenditures to be less than depreciation expense.

FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, without limitations, the Company's beliefs about trends in the Company's industries, and its views about the long-term future of these industries and the Company. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such statements: (i) the Company's ability to successfully restructure its business and debts, (ii) changes in consumer preferences resulting in a decline in the demand for

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                     ITEM II
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

pianos, (iii) the inability to reduce SG&A expenses as expected, (iv) an increase in the price of raw materials, (v) political and/or economic instability in foreign countries where the Company has operations or has suppliers who supply the Company, (vi) an unexpected increase in interest rates, and, (vii) a shift in strength of the overall U.S. economy thereby possibly reducing durable goods purchases.


                                    ITEM III
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

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

         At March 31, 2001, the carrying value and estimated fair value of Company's debt totaled $34.3 million. All of the Company's debt at March 31, 2001 was at variable interest rates. For such floating rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant. Holding other variables constant (such as foreign exchange rates and debt levels), the earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates on variable rate debt would be approximately $0.3 million. The Company has limited its risk related to interest rate changes by purchasing certain interest rate caps discussed above under the "Inflation, Operations and Interest Rates".

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has not repaid certain overadvances made to it by its senior lender and is in default of the terms of such credit facility. For further discussion of this default, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company is not obligated to pay any dividends or other payment to any of its shareholders. In addition, the Company is not in compliance with the tangible net worth requirement contained in the credit agreement, which breach has not been cured or waived.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 2001.



ITEM 5.  OTHER INFORMATION

         The Company's annual meeting with shareholders will be held on Tuesday, July 10, 2001. Shareholders of record as of June 8, 2001 will be entitled to vote at the annual meeting. The only matters to be voted upon will be the election of directors and the ratification of Deloitte & Touche LLP as the Company's auditors for fiscal year 2001. It is anticipated that of the current directors, only Messrs. Pavia, Jones and Denton will stand for re-election to the Company's Board of Directors. In addition, the following changes have occurred recently on the Company's Board of Directors: John H. Gutfreund resigned on April 27, 2001; Kenneth W. Pavia, Sr. was appointed Chairman of the Board on April 30, 2001; Robert J. Jones was appointed by the Board to fill the vacancy created upon Mr. Gutfreund's resignation; Karen L. Hendricks resigned on May 10, 2001; and James P. Heffernan resigned on May 18, 2001.

         The Company's executive management also has changed recently, as follows: Mrs. Hendricks provided notice to the Company in February 2001 that she would resign as chief executive officer; the Board appointed Duane D. Kimble President of the Company in March 2001; and Mr. Jones became the Company's new chief executive officer effective May 1, 2001.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

            10.1 Fourth Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.

            10.2 Fifth Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.

            99.1 Press Release dated January 8, 2001 announcing the appointment of Kenneth W. Pavia, Sr. to the Company's board of directors. *

            99.2 Press Release dated January 11, 2001 announcing layoffs at the Company's Conway, Arkansas plant. *

            99.3 Press Release dated January 11, 2001 announcing layoffs at the Company's Truman, Arkansas plant. *

            99.4 Press Release dated January 29, 2001 announcing the sale of the Company's Contract Electronics Division to Ayrshire Electronics, LLC. *

            99.5 Press Release dated January 31, 2001 announcing the shut down of the Company's Greenwood, Mississippi plant and outsourcing component manufacturing to other woodworking firms in the U.S and abroad. *

            99.6   Press Release dated February 29, 2001 announcing that Karen
                   L. Hendricks, chairman and chief executive officer, plan to step down as CEO in November 2001. *

            99.7 Press Release dated March 14, 2001 announcing financial results for the fourth quarter and 12 months ended December 31, 2000. *

            99.8 Press Release dated March 22, 2001 announcing the sale of eleven of the Company's retail stores to an affiliate of Chicago-based Biasco Musical Instrument Company. *

            99.9 Press Release dated April 24, 2001 announcing sales fall off and liquidity squeeze.




                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                     PART II. OTHER INFORMATION (continued)

            99.10 Press Release dated April 27, 2001 announcing the immediate appointment of Robert J. Jones to the position of chief executive officer.

            99.11 Press Release dated April 30, 2001 announcing the appointment of Kenneth W. Pavia, Sr. to the position of chairman of the Company's board.

            99.12 Press Release dated May 11, 2001 announcing the resignation of Karen L. Hendricks from the Company's board of directors effective immediately.

                   * Incorporated by reference to the Form 8-K of the Company filed April 17, 2001.


                                   ----------

Index to Exhibits appears on sequentially numbered page 17.

(b)      Reports on Form 8-K
         -------------------

                  The Company filed a report on Form 8-K on January 9, 2001 announcing the appointment of Kenneth W. Pavia, Sr. to the Company's board of directors.

                  The Company filed a report on Form 8-K on February 12, 2001 announcing the sale of the Company's Contract Electronics Division to Ayrshire Electronics, LLC.

                  The Company filed a report on Form 8-K on March 2, 2001 announcing that Karen L. Hendricks, chairman and chief executive officer, plan to step down as CEO in November 2001.

                  The Company filed a report on Form 8-K on April 24, 2001 announcing sales fall off and liquidity squeeze.

                  The Company filed a report on Form 8-K on May 1, 2001 announcing the immediate appointment of Robert J. Jones to the position of chief executive officer.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          BALDWIN PIANO & ORGAN COMPANY



DATE:    May 21, 2001               BY:   /S/ Robert J. Jones
      --------------------              -----------------------------
                                          Robert J. Jones,
                                          Chief Executive Officer




DATE:    May 21, 2001               BY:   /S/ DUANE D. KIMBLE
      --------------------              -----------------------------
                                          Duane D. Kimble,
                                          President, and Chief Financial Officer

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                                  Exhibit
------                                  -------

10.1 Fourth Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.

10.2 Fifth Amendment and Limited Waiver to Credit Agreement among the Company and General Electric Capital Corporation.

99.1 Press Release dated January 8, 2001 announcing the appointment of Kenneth W. Pavia, Sr. to the Company's board of directors.

99.2 Press Release dated January 11, 2001 announcing layoffs at the Company's Conway, Arkansas plant. *

99.3 Press Release dated January 11, 2001 announcing layoffs at the Company's Trumann, Arkansas plant. *

99.4 Press Release dated January 29, 2001 announcing the sale of the Company's Contract Electronics Division to Ayrshire Electronics, LLC. *

99.5 Press Release dated January 31, 2001 announcing the shut down of the Company's Greenwood, Mississippi plant and outsourcing component manufacturing to other woodworking firms in the U.S and abroad. *

99.6           Press Release dated February 29, 2001 announcing that Karen L.
               Hendricks, chairman and chief executive officer, plan to step down as CEO in November 2001. *

99.7 Press Release dated March 14, 2001 announcing financial results for the fourth quarter and 12 months ended December 31, 2000. *

99.8 Press Release dated March 22, 2001 announcing the sale of eleven of the Company's retail stores to an affiliate of Chicago-based Biasco Musical Instrument Company. *

99.9 Press Release dated April 24, 2001 announcing sales fall off and liquidity squeeze.

99.10 Press Release dated April 27, 2001 announcing the immediate appointment of Robert J. Jones to the position of chief executive officer.

                 BALDWIN PIANO & ORGAN COMPANY AND SUBSIDIARIES
                          INDEX TO EXHIBITS (continued)

99.11 Press Release dated April 30, 2001 announcing the appointment of Kenneth W. Pavia, Sr. to the position of chairman of the Company's board.

99.12 Press Release dated May 11, 2001 announcing the resignation of Karen L. Hendricks from the Company's board of directors effective immediately.

                * Incorporated by reference to the Form 8-K of the Company filed
                  April 17, 2001.